Form 10KSB
period 1995-12-31
MOONLIGHT INTERNATIONAL CORP
filed 1996-11-20
CIK 945390

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[xx] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the calendar year ended    December 31, 1995
                                        -----------------
[  ]     Transition report under Section 13 or 15(d)of the Securities Exchange
         Act of 1934

         For the transition period from          to
                                        --------    ----------
                         Commission file number      0-26070
                                                 --------------

                         Moonlight International Corp..
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                              13-3859185
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

Mailing Address:  135 Irwin Street, Brooklyn, New York  11235
One Evertrust Plaza, Jersey City, New Jersey                    07302
--------------------------------------------------------------------------------
         (Address of Principal Executive Office)              (Zip Code)

                                  718-646-4175
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:    None

Securities registered under Section 12(g) of the Exchange Act:

    Common Stock par value $.0001 per share
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer; (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for past 90 days. Yes   No xx (1)
                                                                  ---  ----
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

(1) The Company filed a Form 10-SB Registration Statement with the Securities and Exchange Commission ("SEC") on or about May 12, 1995 in order to register its securities under Section 12(g) of the Securities Exchange Act of 1934 ("Act"). Accordingly, the Company became subject to Reporting Requirements of the Act 60 days thereafter and its first required filing thereunder was its Form 10-Q for quarter ended September 30, 1995. Subsequent to the filing of this Form 10-KSB, the Company intends to file its Form 10-QSB for quarters ended March 31, 1996, June 30, 1996 and September 30, 1996 and anticipates and expects to be current with respect to such required filings prior to November 30, 1996.

         State issuer's revenues for its most recent calendar year - $-0-.

         The aggregate market value for the 2,542,200 shares of voting stock (all of one class of $.0001 par value Common Stock) held by non-affiliates * of Registrant as of November 12, 1996 is $11,122,125 based upon an average of the bid ($3.75) and asked ($5.00) prices for such stock on the date heretofore indicated. See Item 5 (a) which indicates the limited, if any, trading activity in the Registrant's securities for the periods indicated. By virtue hereof, it is difficult if not impossible to accurately arrive at a completely realistic "aggregate market value" of Registrant shares held by non-affiliates as called for herein especially in view of the fact that the existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market". The above statements regarding "aggregate market value" and "established public trading market" should be taken into careful consideration when considering the information contained herein regarding the indicated "aggregate market value" of shares of voting stock held by non-affiliates.

* Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the Registrant's Common Stock, both of record and beneficially - all as of November 12, 1996.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes      No
                                                                  ---     ---
                                 Not Applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 9,662,200 shares as of November 12, 1996.

         Transitional Small Business Disclosure Format:       Yes       No
                                                                  ---     ---
                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.)into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").

                                      None

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                        Number
                                                                                                        ------
PART I

Item 1.           Description of Business                                                                  4

Item 2.           Description of Property                                                                 11

Item 3.           Legal Proceedings                                                                       11

Item 4.           Submission of Matters to a Vote of

                   Security Holders                                                                       11

PART II

Item 5.           Market For Common Equity and Related

                   Stockholder Matters                                                                    12

Item 6.           Plan of Operation                                                                       13

Item 7.           Financial Statements                                                                    15
                                                                                                        F1 - F9

Item 8.           Changes in and Disagreements With

                   Accountants on Accounting and

                   Financial Disclosure                                                                   16

PART III

Item 9.           Directors, Executive Officers, Promoters

                   and Control Persons; Compliance With

                   Section 16(a) of the Exchange Act                                                      16

Item 10.          Executive Compensation                                                                  18

Item 11.          Security Ownership of Certain Beneficial

                   Owners and Management                                                                  19

Item 12.          Certain Relationships and Related

                   Transactions                                                                           20

Item 13.          Exhibits, List and Reports on Form 8-K                                                  21

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

BACKGROUND SUMMARY

         Moonlight International Corp. (most recently formerly known as Compucolor Network Ltd. and hereinafter referred to as the "Company" unless the context otherwise requires) was incorporated under the laws of the State of Delaware on July 15, 1987 under the name Wyler Acquisition Corp. From inception to June 30, 1994, the Company did not operate any business and its principal activity was seeking a business to acquire and operate. Effective June 30, 1994, the Company acquired all of the shares of Compucolor Network Ltd., a Delaware corporation now Compucolor Associates, Inc. ("CAI"), which in turn owned all of the shares of Computer Design Center, Inc., a New York corporation ("CDC"); Nightlife Printing & Promotion, Inc., a New York corporation ("NPP"); and Computer Interactive Ltd., a Delaware corporation ("Interactive") which was formed in March 1995.

         Operating through its then subsidiaries, the Company engaged in a color "print-on-demand" commercial offset printing business integrating various computer hardware and software products into its printing operations in order to receive data directly from its client's personal computers in an effort to speed production while attempting to reduce costs. The Company produced such products as advertising circulars, catalogs, brochures and other promotional literature for clients (principally engaged in entertainment related businesses in the New York City metropolitan area) requiring quick turn around and ready utilization of their own personal computer based data utilizing popular desktop publishing software in order to obtain final full color product with rapid turnaround through the use of computer communications from the client's own office or from CDC's computer and communication facility to the Company's printing facility in New Hyde Park, New York.

         On May 12,1995 the Company filed a Form 10-SB Registration Statement with the Securities & Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Act") in order to register its securities under Section 12(g) of the Act. Upon such Registration Statement having been declared effective in July 1995 the Company became subject to the reporting requirements of the Act. For further and more specific information regarding the Company and its then business operations and related matters, reference is made to such Registration Statement as filed with the SEC in Washington, D.C. under Commission File No. 0-26070.

         On or about October 25, 1995 certain then officers, directors and principal stockholders of the Company (then known as Compucolor Network Ltd. ("CNL")) entered into an "Asset and Stock Purchase Agreement" and related documents and agreements which resulted in changes in (a) officers and directors of the Company, (b) control of the Company and (c) Company business purposes - all as hereinafter indicated.

         A summary of such Agreement appeared in the Company's Form 8-K with date of report of October 25, 1995 and a copy of such Agreement was annexed thereto as Exhibit A. All references as may appear herein with respect to such Agreement are qualified in their entirety by reference to the Agreement.

         In accordance with the terms of such Agreement all then five officers and/or directors of the Company resigned effective October 25, 1995 and were replaced with the Company's current officers and directors.

         In accordance with Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 1995, the Company changed its name from Compucolor Network Ltd. to Moonlight International Corp. The new trading symbol assigned to the Company's securities by Nasdaq for listing purposes on the O-T-C Electronic Bulletin Board was LITE.

         Subsequent to completion of aforesaid Asset and Stock Purchase Agreement, the Company changed its business purposes entirely from a commercial offset printing business to commencing to engage in certain technology regarding lighting of primarily outdoor facilities utilizing inflatable balloons and related paraphernalia in accordance with certain License Agreements, patents and/or trademarks as more fully set forth in certain License and Consulting Agreements entered into with certain Isle of Man corporations, as follows:

                  (a) License Agreement with Edgedale Limited ("Edgedale") for the exclusive field-of-use worldwide rights to utilize certain proprietary information including patent rights in exchange for the issuance by the Company to Edgedale of 2,100,000 shares of Company common stock. The License Agreement also requires the Company to exclusively contract with Edgedale for the manufacturing of the final "balloon" product but solely with respect to any sales that the Company may contract for in the "European" market place with Edgedale agreeing that its charges to the Company for such manufacturing will consist of Edgedale's costs plus 10% for each such "balloon" product manufactured for the aforesaid "European" market (defined, for purposes of such License Agreement, to consist of the entire European continent exclusive of the United Kingdom). Aside from the aforesaid "European" market, the Company retains the right, without limitation, to contract with whomever it desires regarding product manufacture.

                  (b) License Agreement with Cootows Consultants Limited ("Cootows") for the exclusive field-of-use worldwide rights to utilize certain proprietary information including patent rights in exchange for (i) the issuance by the Company to Cootows of 3,000,000 shares of Company common stock and (ii) the payment by the Company of a one (1) time $3,000,000 license fee with interest at the rate of 5% per annum. The full principal sum of $3,000,000 has been paid to such licensor by the Company.

                  (c) The Company has also entered into a Consulting Agreement with Cootows Consultants Limited ("Cootows") pursuant to which Cootows has agreed to act as the Company's consultant for a period of 10 years during which period of time Cootows shall consult with and advise the Company in connection with (i) providing certain technology ability and know how with respect to development, manufacturing, marketing and any advances in the technology referred to in the License Agreement between the Company and Cootows and (ii) ascertaining and evaluating any and all matters related to the above. In exchange, therefore, the Company has agreed to pay Cootows the sum of $200,000 per annum throughout the term of the Agreement.

         Neither the Company's current officers or directors nor anyone affiliated or associated with such individuals has any record or beneficial interest in or control over any of the securities of either Edgedale or Cootows or any affiliation with either of said corporations. Such License Agreements were negotiated on an arms-length basis with neither of the two Licensors having any association or affiliation with the Company prior to entering into the aforesaid Agreements.

         Each of the Agreements summarized briefly above contain various additional provisions as well as certain exhibits thereto. For further and more specific information with respect to the mutual rights and obligations of the Company and those corporations with whom it has entered into License and/or Consulting Agreement(s), reference is herewith made to aforesaid Form 8-K with date of report of October 25, 1995 and Exhibits B through D inclusive thereto. All references and summaries to the terms and conditions of such Agreements are qualified in their entirety by reference to such documents.

         Further, and as a direct result of the above referenced transactions and the entry by the Company into the aforesaid License Agreements in November 1995, the Company acquired certain exclusive field-of-use worldwide rights to utilize certain proprietary information including patent rights and technological know-how relating to lighting of primarily outdoor facilities utilizing inflatable balloons and related paraphernalia hereinafter discussed and in that respect has developed and currently is commercializing a line of unique helium-filled lighting balloons providing non-dazzling luminosity with an extremely low energy consumption (all as more specifically described directly below).

MOONLIGHT BALLOON

         The Moonlight Balloon is a helium-filled balloon which floats above the ground and is thereby able to illuminate an area of 5,000 to 215,000 square feet dependent upon particular unit utilized. The Balloon provides high luminosity with low energy consumption, is mobile, and provides non-dazzling light and is an innovative product protected by certain patents.

         With the Moonlight Balloon areas without electric power supply can be illuminated. Its main benefits, compared to the conventional illuminates, are quick employability, mobility of application, and the aforesaid non-dazzling light thereby essentially increasing the safety of nocturnal operations (as well as being available for entertainment type purposes (see Recent Developments paragraph (a) regarding Golf Lite, Inc.).

         Management believes that the Moonlight Balloon is fit for a wide variety of applications and intends to focus on the following potential (amongst other) customer categories: (a) border and other police activities as well as military forces activities, (b) construction including railway industry, (c) fire department, rescue services and disaster relief services, (d) navigation and/or aviation activities and (e) sports and major outdoor events (such as concerts and trade fairs).

         The foregoing is intended only as a brief outline of potential manners in which the Moonlight Balloon may be utilized.

         The essential components of the Moonlight Balloon/mobile light system are: a balloon (fluorescent), special lamp (halogen or hark), control unit, helium bottle, and generator for mobile application.

         With all Moonlight Balloon types, operations start and work as follows:

         1. At first the fluorescent tube is tested via the control unit so that a possible exchange can be effected before the Balloon is filled with helium;

         2. The Balloon is filled with helium via the control unit. When the necessary pressure is attained, the control unit automatically interrupts the filling process and

         3. The Balloon is placed in the right position above ground (at 10 to 125 feet above ground according to Balloon type). Thereafter, the lamp inside the envelope is switched on and operated by the generator or via conventional current.

         The Company currently offers approximately four different types of Moonlight Balloons; each type varying as a result of (a) Balloon size, (b) bulb wattage, (c) area of illumination, (d) number of foot placement above ground, and/or (e) length of time of service between necessary helium filling (with helium/filling time different dependent upon size of Balloon). For instance, the Company's type A portable unit with generator for field operation has the following approximate specifications as compared to its type C unit for professional applications.

Description                                 Type A                                      Type C
-----------                                 ------                                      ------
Balloon:                                    4 feet                                      7 feet
Halogen lamp:                               300 watt                                    1200 watt
Service height:                             Hand-guided up to 10 feet                   50 feet
Set up time:                                1 minute                                    5 minutes
Illuminated area:                           4,900 sq. ft.                               215,000 sq. ft.
Max. time of service:                       8 hours                                     72 hours

         The type A portable unit weighs approximately 44 pounds and, accordingly, is quite appropriate for repositioning in untracked or unlit terrain. The Company's type B portable unit is substantially identical to above indicated type A excepting for its packaging and its being trolley mounted, thereby allowing for application on ships, rescue vehicles, aircraft and other mobile units. It is also excellently suited for marking of accident sites on roads quickly and efficiently and has been demonstrated to both police and various rescue services for such applications as road-blocks and frontier border guarding. The type C unit described above is intended to be sold or rented to companies or governmental institutions to be utilized for activities which can be adapted to night work activities in such areas as surface and civil engineering, road construction and maintenance, and tracklaying/line construction.

         The Company also has a type D unit for promotional and rental purposes with a Balloon size of approximately 13 to 16 feet with a service height of approximately 114 feet and dependent upon type of hark lamp utilized (i.e. 2,500, 6,000 or 18,000 watt) can illuminate different sized areas (36,000, 120,000 and 420,000 square yards respectively). The type D unit is intended to offer new possibilities for visual promotion at night in an effort to sell advertising space throughout evening events (thereby intending to initiate and establish a new type of corporate promotion events, primarily for the consumer goods industry). The Company also intends to rent its Moonlight Balloon as a mobile luminous advertising source permitting the advertiser to call attention to itself and/or its products through utilization of the Balloon at such campaigns as sports events and outdoor concerts.

         Balloon quality management is subject to ISO 9001, while operation of the fluorescent balloon corresponds to safety standard JP 97 and the control unit corresponds to safety standard JP 65. Helium utilized is non-explosive and non-toxic.

COMPETITION

         Management of the Company is not aware of any other company within or without the United States which is currently offering the form of state of art technology offered by the Company with respect to the patented technology utilizing helium filled balloons discussed herein. The Company believes that the licenses received by it in November 1995 (as heretofore discussed) and the patents related thereto - all for which the Company holds exclusive worldwide field-of-use license rights - provides the Company with a competitive advantage over other companies that might wish to provide similar services. Notwithstanding the aforesaid licenses, the Company believes that, especially if successful, it will face substantial and significant competition from many companies, it being anticipated that many of such companies may have greater financial and other resources than the Company and may be in a position to develop competitive technologies (notwithstanding the aforesaid patent rights), i.e. while the aforesaid patents afford the Company a great deal of protection against competitors copying or duplicating its technology, such potential competitors may nevertheless be in a position to develop other technology and/or methods placing them in a position to offer products that may be competitive with those offered by the Company. Accordingly, while the Company intends to continue to rely upon the protection afforded to it pursuant to its license agreements (and underlying patents) so as to maintain a competitive advantage, it is expected that, in the future (and as competition develops and becomes more intense) it will have to rely upon its particular expertise and experience as well as the effectiveness of the Moonlight Balloon in providing a high quality of lighting and will have to similarly rely upon its efforts to conduct an effective marketing and promotion program for Company products.

RECENT DEVELOPMENTS

         Owing to the fact that a number of important events have occurred since the Company's business purposes entirely changed in November 1995 and further owing to the fact that such important events occurred both shortly prior to and to a significant degree subsequent to the close of the Company's December 31, 1995 calendar year, the following is intended as a brief summary of such events and is qualified in its entirety by reference to the underlying documents referred to therein.

         (a) In its on-going efforts to commercialize the line of unique helium-filled balloons providing (as heretofore indicated) non-dazzling luminosity with an extremely low energy consumption, the Company has entered into a License agreement (in April 1996) with Golf Lite, Inc. ("Golf"), whereby Golf has obtained an exclusive field-of-use license to utilize certain proprietary information and technology, including patents rights throughout the term of such Agreement with such use being expressly limited to exclusive worldwide license to sell the Company helium balloons/light source products to golf courses only. In exchange therefore the Company is to receive the sum of $1,000,000 as a non-refundable one-time licensing fee and an initial $100,000 payment was received by the Company in September of 1996 with the balance of $900,000 being due and payable, pursuant to promissory note (bearing interest at the rate of 5% per annum) on or before April 30, 1998. Amongst other related matters, the License Agreement provides for the Company to receive an on-going 15% royalty fee on gross revenues of the Company balloon sales made by Golf throughout the term of the Agreement and certain additional payments based upon gross income derived from any and all revenues received as a result of installation of Company products by Golf including any and all publicity, endorsement and/or contracts which may generate revenues as a result of such installation.

         The License is perpetual or until the propriety information (defined to include patented and patentable inventions, technical know-how and rights, including trademark rights) becomes public and there are no further outstanding patent rights. Under the License, Golf has the right to sublicense the rights granted to it by the Company. Failure on the part of Golf to make the required payments on a timely basis will result in loss of exclusivity of the License unless cured within 30 days after receiving notice of failure.

         Golf may be considered to be an affiliate of the Company by virtue of the fact that the Company's President (Werner Heim) is President, a director and a principal stockholder of Golf; Golf having been incorporated in the State of New Jersey in February of 1996.

         Aside from the aforementioned one-time licensing fee all other payments as may be made to the Company by Golf are dependent upon Golf's ability to commercially exploit the License granted to it within its parameters (i.e., for utilization by golf courses). While golf driving ranges and a limited number of golf courses are lighted for nighttime activity, the Company's (and accordingly Golf's) concept of utilizing large helium filled balloons to light entire golf courses at night is considered by management to be unprecedented. Accordingly, there can be no assurance that night time golf will be popular or successful nor that (a) a sufficient number of golfers will choose to play golf at night or (b) a sufficient number of golf courses will choose to utilize the Company's balloons. Absent Golf's ability to commercially exploit the License, fees to the Company (exclusive of the aforementioned licensing fee) will be limited.

         (b) Effective as of July 1, 1996 the Company entered into an exclusive five year (with option for extension) distributorship agreement with a leading German carbon gas and helium producer, Carba Holding AG ("Carba"), to market proprietary helium-filled lighting balloons and operating accessories developed by the Company. Under the terms of the agreement, Carba is to provide customers with special helium-filled cylinders and subsequently assure their proper replacement, while the Company will be responsible for the manufacture and assembly of all other system components: the balloons themselves, spring regulated telescopic supports, halogen or hark lamps and hand-held control units.

         Carba, a 30% owned subsidiary of Air Liquid, one of the largest French industrial conglomerates and one of the five largest helium producers worldwide, provides to the Company a highly beneficial link with helium production allowing the Company to offer its customers superior product maintenance and enabling it to add bottle resellers as an integral part of its distribution network.

         Pursuant to the terms of the agreement, Carba is to purchase the products from the Company at a pre-determined and agreed upon price and thereafter resell them on its own account, setting the retail price levels at its own discretion. The exclusivity terms - presuming minimum sales volume of 600 units in the first 18 months with at least 20% annual growth thereafter - cover the territories of Switzerland and Liechtenstein (with possible extension to other regions in the future) and include the full responsibility of Carba for promotional and advertising activity in these territories, in which Carba is committed to allocate not less than 1.5% of revenues generated from the sale of this minimal yearly quantity. Carba is also obligated to take upon itself all duties connected with the guarantee for defective products and organize for this purpose a network of after-sale service in the above mentioned territories.

         The Company is required to provide Carba with some promotional material, demonstration units and may offer certain discounts (of approximately 2%) in consideration for the after-sale servicing of its products. The Company will also assume the costs related to inspections and will undertake such measures as are necessary to eventually obtain any ISO certificate(s). The Company is entitled to receive a 5% royalty for all helium sold by Carba to the balloon's purchasers. Assuming substantial balloons purchased (of which there can be no assurance), a high volume of helium replacement orders would in all probability occur thereby creating royalties so as to generate an additional revenue source for the Company.

         Moonlight balloons (as heretofore described) are capable of floating above ground by proper lifting power, and provide a non-dazzling luminosity with a low energy consumption. They have a quick employability (1-5 minutes) and compact packaging. Having these characteristics and a number of what management considers to be unique features - resulting from an extensive 4-year R&D program with substantial monetary expenditures - these balloons have varied potential for utilization worldwide.

         As an exclusive distributor, Carba is expected to market these products in Switzerland and Liechtenstein to a vast array of customers, including government or quasi-government institutions, private companies and international organizations which carry out large or small scale night operations, such as search and rescue, disaster relief, road and industrial construction, police surveillance and accident site lighting and related activities. At the same time, the exclusivity granted by the Company to Carba does not cover another major area of the balloon's application, namely its use as a promotional tool. Under the terms of the agreement, the Company retains all the rights to sell or lease its products, on its own or through third party agents, to any customer wishing to use them for publicity, advertising, and sales promotions.

         The Company has filed applications to patent its products in various countries and has registered the trademark "Moonlight" in a number of nations. Under the terms of the agreement with Carba, all Company rights on the invention patent, on filing of patents and on the know-how pertaining to its products remain its own exclusive property, and Carba is restricted from filing competing patents and/or registering similar trademarks.

         There can be no assurance that each or all of the aims and goals indicated directly above can be achieved within the foreseeable future, if ever, or that the necessary expenditures inherent in attempting to achieve such goals will result in sufficient revenues so as to justify the time and effort involved as well as the expenditure incurred.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company's U.S. offices are located at One Evertrust Plaza, Jersey City, New Jersey 07302 and its telephone number is 718-646-4175. Additionally the Company's wholly owned Swiss subsidiary, Moonlight SA, maintains an office overseas at Residenza 51, 6528 Camorino, Switzerland and its telephone number is 011 41 91 857 8401.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not presently a part to any material litigation nor, to the knowledge of management, is any material litigation threatened.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company has not held an annual meeting of stockholders for calendar years ended December 31, 1994 or December 31, 1995 and while it does currently intend to hold an annual meeting of stockholders for its calendar year ended December 31, 1996 it has not, as yet, formalized any specific plans as to any proposed date for such meeting (although it is anticipated that same shall be held within 90 to 120 days from the close if its calendar year).

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         (a) Marketing Information. The following table sets forth, for the periods indicated, the range of high and low bid prices on the dates indicated for the Company's securities indicated below for each full quarterly period within the two most recent calendar years (if applicable) and any subsequent interim period for which financial statements are included and/or required to be included.

Calendar Year Ended December 31, 1994          Quarterly Common Stock Price
            By Quarter                                    Ranges (1)
-------------------------------------         -------------------------------
Quarter              Date                       High                   Low
-------              ----                       ----                    ---
 1st          March 31, 1994                  $ (2)                   $ (2)
 2nd          June 30, 1994                   $ (2)                   $ (2)
 3rd          September 31, 1994              $ (2)                   $ (2)
 4th          December 31, 1994               $ (2)                   $ (2)

Calendar Year Ended December 31, 1995          Quarterly Common Stock Price
            By Quarter                                    Ranges (1)
-------------------------------------         -------------------------------
Quarter              Date                       High                   Low
-------              ----                      ----                    ---
 1st          March 31, 1995                  $ (2)                   $ (2)
 2nd          June 30, 1995                   $5.00                   $3.50
 3rd          September 31, 1995              $4.00                   $3.00
 4th          December 31, 1995               $4.00                   $2.00

Calendar Year Ended December 31, 1996          Quarterly Common Stock Price
            By Quarter                                    Ranges (1)
-------------------------------------         -------------------------------
Quarter              Date                       High                   Low
-------              ----                      ----                    ---
 1st          March 31, 1996                  $4.625                  $1.875
 2nd          June 30, 1996                   $5.25                   $4.625
 3rd          September 31, 1996              $5.50                   $3.50


(1) The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market". To the extent that limited trading in the Company's Common Stock has taken place, such transactions have been limited to the over-the-counter market (except as otherwise may be indicated hereinafter). All prices indicated herein are as reported to the Company by broker-dealer(s) making a market in its securities in the National Quotation Data Service ("pink sheets") and/or in the Electronic Over-the-Counter Bulletin Board (the latter under the symbol LYTE). The aforesaid securities were not traded or quoted on any automated quotation system (other than as may be indicated herein). The over-the-counter market quotes indicated above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

(2) The Company has been unable to obtain any reliable stock price quotes for the periods indicated. The first printed quotation it has been able to receive has been as of April 7, 1995, shortly after the submission of a Rule 15c2-11 application to the NASD under the Securities Exchange Act of 1934 was cleared (on April 5, 1996) on the Electronic Over-the-Counter Bulletin Board under the Company's then symbol CPNW. Since such date trading has continued on a sporadic basis with limited, if any, traded volume.

         (b) Holders. As of November 12, 1996 the approximate number of stockholders of the Company's Common Stock (as indicated on its transfer agent's November 12, 1996 certified list of stockholders) amounted to 65 persons and/or firms (inclusive of those brokerage firms and/or clearing houses and/or depository companies holding the Company's securities for their respective clientele - each such brokerage house, clearing house and/or depository firm being considered as one record holder). The exact number of beneficial owners of the Company's securities is not known but would necessarily exceed the number of record owners indicated above in that brokerage firms and/or clearing house and/or depository companies are normally record owners for presumably any number of unidentified beneficial owners.

         (c) Dividends. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements , does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6.           PLAN OF OPERATION

Background

         Owing to the fact that the Company discontinued all operations as related to its then commercial offset printing business in late October 1995 and that all then officers and directors resigned and were replaced by the Company's current officers and directors and further owing to the fact that activities involving the Moonlight Balloon relate to license agreements entered into in November 1995 and activities regarding commercial application of such license agreements commenced immediately thereafter the Company's Plan of Operations for calendar year 1996 wholly revolves around those activities indicated in Item 1 hereof (specifically with respect to the aforesaid license agreements and commercial application of rights granted thereunder, the Moonlight Balloon and most recently those activities undertaken to commercialize the Moonlight Balloon, its technology and attributes through (a) an April 1996 license agreement limited to golf course applications and (b) a July 1996 exclusive five year distributorship agreement (for Switzerland and Liechtenstein) with Carba Holding AG, a major German carbon gas and helium producer. See also Item 1 Description of Business - Recent Developments.

         Entry into and payment by the Company of consideration for the two November 1995 License Agreements upon which the Company's business operations are currently based, was facilitated in great part, by the fact that the Company is a "public" company whose shares of common stock are listed on the Electronic Over-the-Counter Bulletin Board thereby creating a "value" for the Company securities which might not otherwise exist. In this manner the Company was able to issue an aggregate of 5,100,000 shares of its common stock with an assigned valuation of $2,550,000 thereby reducing its necessary cash consideration outlay to $3,000,000 (which $3,000,000 has been paid in full as of October 15, 1996).

Consolidated Balance Sheet

         Total Assets of the Company at year ended December 31, 1995 were $5,913,715 with current assets amounting to $108,141 and with a substantial portion of such total assets being attributable to certain License agreements valued at $5,488,333.

         Total Current Liabilities of the Company at year ended December 31, 1995 were $3,111,962 of which $3,000,000 represented note payable - Licensor. As of October 15, 1996 this note has been paid in full.

         At December 31, 1995 there were no long term liabilities.

         Working capital at December 31, 1995 was $(3,003,821) primarily attributable to the aforesaid $3,000,000 note payable (since paid in full).

         The functional currency of Moonlight SA (the Company's wholly owned Swiss subsidiary) is Swiss Francs. Gains and losses resulting from foreign currency transactions which are included in operations have been insignificant for all periods reported. However, the effects of exchange rate fluctuations on translating foreign currency assets and liabilities and results of operations from functional currency to Unites States dollars has been significant. The cumulative foreign currency translation adjustment to stockholders' equity at December 31, 1995 was $2,721.

Consolidated Statement of Operation

         No comparative information for any applicable periods appears in the Company's Consolidated Statement of Operations and no analysis of same is being given since all 1995 information refers to the printing press business operations and management at that time which operations were discontinued and which management resigned - both in October 1995. Accordingly, all post October 25, 1995 information refers to new business operations regarding Moonlight Balloon and new management (in place since October 1995) and is not properly susceptible to narrative comparison (i.e., any attempt to compare unrelated business activities discontinued printing operations to on-going Moonlight Balloon operations - which activities were conducted by an entirely different management team, would not serve any useful purpose in clarifying or expounding upon the Company's Statement of Operation).

Cash Requirements and Liquidity

         The Company has been able to satisfy its cash requirements and raise the necessary capital in order to finance its proposed growth through the sale and issuance of 2,032,200 shares of its common stock for an aggregate gross cash consideration of $6,092,306 (said sales having taken place from January 26, 1996 through October 17, 1996). The shares of Company common stock referred to herein were sold in accordance with certain terms and conditions contained in Off-Shores Securities Subscription Agreements and, accordingly, were sold outside the U.S., not as a registered public offering but rather in reliance upon Regulation S of the General Rules and

Regulations under the Securities Act of 1933.

         Management of the Company does not envision any immediate foreseeable material liquidity and/or capital resource problems nor does it anticipate any significant long term liquidity needs. If either of such needs arise, management anticipates (although no assurance can be given) that the Company will be able to finance and meet such requirements through such income as may be derived from commercial utilization of its license agreements. However, if sufficient revenues, if any, are not generated and if an unforeseen need arises management contemplates being able to satisfy same in a manner similar to equity financing previously conducted or through an as yet undetermined, if necessary, combination of debt and/or equity financing and/or bank loans.

         Management does not currently anticipate any further expenditures of significant sums for product research and development nor does it currently expect (a) to purchase or sell any plant or significant equipment or (b) to significantly increase or change the number of its current employees.

ITEM 7.           FINANCIAL STATEMENTS

         The following financial statements have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 302 of Regulation S-K, such information appears on pages F-1 through F-9 inclusive for calendar year ended December 31, 1995 of this Form 10- KSB, which pages follow this page.

                          MOONLIGHT INTERNATIONAL CORP.
                          ----------------------------
                                DECEMBER 31, 1995
                                -----------------
                                    CONTENTS
                                    --------

                                                                               Page
                                                                               ----
Independent Auditor's Report                                                    F-1
Consolidated Balance Sheet                                                      F-2
Consolidated Statement of Operations                                            F-3
Consolidated Statement of Shareholders' Equity                                  F-4
Consolidated Statement of Cash Flows                                            F-5
Notes to Consolidated Financial Statements                                    F-6 -F-9

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Moonlight International Corp.

         We have audited the accompanying consolidated balance sheet of Moonlight International Corp. (a development stage company) as of December 31, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1994 and for the periods January 1, 1995 to October 25, 1995 and October 25, 1995 to December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Moonlight International Corp. at December 31, 1995 and the consolidated results of their operations and their cash flows for the year ended December 1994 and for the periods January 1, 1995 to October 25, 1995 and October 25, 1995 to December 31, 1995.


ALLEN G. ROTH, P.A.


New York, New York
November 1, 1996


                                       F1

                          MOONLIGHT INTERNATIONAL CORP.
                           A Development Stage Company
                           Consolidated Balance Sheet
                                December 31, 1995

                                     ASSETS

CURRENT ASSETS:
   Cash                                                       $   102,650
   Prepaid expenses and other assets                                5,491
                                                              -----------

                  TOTAL CURRENT ASSETS                            108,141

PROPERTY AND EQUIPMENT                                            308,907

LICENSING AGREEMENTS, less accumulated
 amortization of $61,667                                        5,488,333

ORGANIZATION EXPENSE, less accumulated
 amortization of $287                                               8,334
                                                              -----------

                                                              $ 5,913,715
                                                              ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                   $   111,962
   Note payable - licensors                                     3,000,000
                                                              -----------

                  TOTAL CURRENT LIABILITIES                   $ 3,111,962
                                                              -----------
COMMITMENT

SHAREHOLDERS' EQUITY:
   Common stock, par value $.0001;
    authorized 25,000,000 shares;
    issued and outstanding 8,000,000
    shares                                                            800
   Additional paid-in capital                                   3,398,652
   Accumulated deficit                                           (461,353)
   Deficit accumulated during the
    development stage                                            (139,067)
   Foreign currency translation adjustment                          2,721
                                                              -----------

                  TOTAL SHAREHOLDERS' EQUITY                    2,801,753
                                                              -----------
                                                              $ 5,913,715
                                                              ===========

                       See notes to financial statements.


                                       F2

                          MOONLIGHT INTERNATIONAL CORP.
                           A Development Stage Company
                      Consolidated Statement of Operations

                                                October 25, 1995     January 1, 1995
                                                       to                  to              Year Ended
                                                December 31,1995       October 25,         December 31,
                                                      (a)                 1995                1994
                                                  -----------         -----------         -----------

REVENUES                                          $        --         $       --          $       --

OPERATING EXPENSES:

         General and administrative                    52,866             105,501                 900
         Amortization                                  61,954                  --                  --
                                                  -----------         -----------         -----------

                                                      114,820             105,501                 900
                                                  -----------         -----------         -----------

OPERATING LOSS                                       (114,820)           (105,501)               (900)

INTEREST EXPENSE                                       24,247                  --                  --
                                                  -----------         -----------         -----------

LOSS BEFORE DISCONTINUED
 OPERATIONS                                          (139,067)           (105,501)               (900)
                                                  -----------         -----------         -----------

DISCONTINUED OPERATIONS:

         Loss from discontinued operations                 --             232,865              12,796
         Loss on disposal of net assets of
           discontinued operations                         --              27,339                  --
                                                  -----------         -----------         -----------

                                                           --            (260,204)            (12,796)
                                                  -----------         -----------         -----------

NET LOSS                                          $  (139,067)        $  (365,705)        $   (13,696)
                                                  ===========         ===========         ===========

LOSS PER SHARE:

         Continuing operations                    $      (.02)        $      (.01)        $     ( -0-)
         Discontinued operations                           --                (.03)              ( -0-)
                                                  -----------         -----------         -----------

         Net loss                                 $      (.02)        $      (.04)        $     ( -0-)
                                                  ===========         ===========         ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                              7,742,647          10,000,000          10,000,000
                                                  ===========         ===========         ===========

(a) Development Stage Period

                       See notes to financial statements.


                                       F3

                          MOONLIGHT INTERNATIONAL CORP.
                           A Development Stage Company
                 Consolidated Statement of Shareholders' Equity

                                                                                         Deficit
                                                                                       Accumulated     Foreign
                                                             Additional                 During the     Currency
                                      Common Stock            Paid-In     Accumulated   Development  Translation
                                    Shares       Amount       Capital       Deficit        Stage      Adjustment
                                    ------       ------       -------       -------        -----      ----------

Balance, January 1, 1994          10,000,000     $ 1,000     $   80,952    $ (81,952)    $       -      $   -

Shareholder loans contributed

 to capital                                -           -         75,000            -             -          -

Net loss                                   -           -              -      (13,696)            -          -
                                 -----------     -------     ----------    ---------     ---------     ------

Balance, December 31, 1994        10,000,000       1,000        155,952      (95,648)            -          -

Retirement of common shares       (7,600,000)       (760)           760            -             -          -

Issuance of common shares:

 license acquisitions              5,100,000         510      2,549,490            -             -          -

 cash                                500,000          50        494,450            -             -          -

Shareholder loans contributed

 to capital                                -           -        198,000            -             -          -

Translation adjustment                     -           -              -            -             -      2,721

Net loss                                   -           -              -     (365,705)     (139,067)         -
                                 -----------     -------     ----------    ---------     ---------     ------

Balance, December 31, 1995         8,000,000     $   800     $3,398,652    $(461,353)    $(139,067)    $2,721
                                 ===========     =======     ==========    =========     =========     ======




                       See notes to financial statements.


                                       F4

                          MOONLIGHT INTERNATIONAL CORP.
                           A Development Stage Company
                      Consolidated Statement of Cash Flows

                                                                  October 25, 1995      January 1, 1995        Year Ended
                                                                          to                   to             December 31,
                                                                 December 31, 1995(a)   October 25, 1995          1994
                                                                 --------------------   ----------------       ----------

CASH FLOWS FROM OPERATING  ACTIVITIES

Net loss                                                              $  (139,067)          $(365,705)          $(13,696)

Adjustments to reconcile net loss to net cash used
in operating activities:
   Loss from discontinued operations                                            -             232,865             12,796
   Loss on disposal of net assets of discontinued operations                    -              27,339                  -
   Amortization                                                            61,954                   -                  -

Changes in assets and liabilities:
   Prepaid and other assets                                                (5,491)                  -                  -
   Accounts payable and accrued liabilities                                 5,561             105,501                900
   Organization expense                                                    (8,621)                  -                  -
                                                                      -----------           ---------           --------
NET CASH USED IN OPERATING ACTIVITIES                                     (85,664)                  -                  -

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                    (308,907)                  -                  -
   Advances to subsidiaries                                                     -            (198,000)           (75,000)

CASH FLOWS FROM FINANCING ACTIVITIES

   Loans received from shareholders                                             -             198,000             75,000
   Net proceeds from issuance of common shares                            494,500                   -                  -

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     2,721                   -                  -
                                                                      -----------           ---------           --------
NET INCREASE IN CASH                                                      102,650                   -                  -
CASH - BEGINNING OF PERIOD                                                      -                   -                  -
                                                                      -----------           ---------           --------
CASH - END OF PERIOD                                                  $   102,650           $       -           $      -
                                                                      -----------           ---------           --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:

    Interest                                                                 None                None               None
    Income taxes                                                             None                None               None

    Non-cash investing and financing activities:

       Issuance of purchase money note to acquire licenses            $ 3,000,000                None               None
       Issuance of common shares to acquire licenses                  $ 2,550,000                None               None

(a)      Development stage period.


                       See notes to financial statements.


                                       F5

                          MOONLIGHT INTERNATIONAL CORP.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


1.       DESCRIPTION OF BUSINESS

                  Moonlight International Corp. (the "Company"), formerly Compucolor Network Ltd. is presently engaged in the development of production, marketing and distribution capabilities for its helium filled balloons designed to provide high luminosity without requiring high energy consumption.

                  On October 25, 1995 the Company ceased its multi-color printing operations and concurrently disposed of all the net assets relating to such operations.

                  In November of 1995 the Company acquired exclusive "field of use" worldwide rights, including patent rights, to the illumination technology referred to above. The Company was in the development stage from October 25, 1995 to December 31, 1995.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation

                  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned Swiss subsidiary, commencing October 25, 1995. All intercompany transactions and balances have been eliminated in consolidation.

         Property and equipment and depreciation

                  Property and equipment consist primarily of machinery and equipment and are recorded at cost. Depreciation is provided by the straight line method over ten years commencing when such assets are put into service. At December 31, 1995 no depreciation was provided.

         Amortization of license agreements

                  Amortization is provided over fifteen years, the estimated useful lives of such assets.

         Use of estimates

                  Management uses estimates and assumptions in preparing financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses.


                                       F6

                          MOONLIGHT INTERNATIONAL CORP.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


2.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Fair value of financial instruments

                  The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. The carrying values of the Company's financial instruments, including cash, accounts payable and accrued expenses and note payable approximate fair value due to their short maturities.

         Expenses related to sales of securities

                  All costs incurred in connection with the sale of the Company's common shares were charged to additional paid-in capital.

         Foreign currency translation

                  All assets and liabilities of the foreign subsidiary are translated at year-end exchange rates while revenues and expenses are translated at the average rates of exchange prevailing throughout the period. Gains and losses resulting from foreign currency translation are accumulated as a separate component of shareholders' equity.

         Loss per share

                  Net loss per common share is based on the weighted average number of shares outstanding during each period.

3.       LICENSING AGREEMENTS

                  In November, 1995 the Company entered into two separate licensing agreements with two separate Isle of Man corporations as follows:

                           (a) License Agreement with Edgedale Limited
         ("Edgedale") for the exclusive field-of-use worldwide rights to utilize certain proprietary information including patent rights in exchange for the issuance by the Company to Edgedale of 2,100,000 shares of Company common stock valued at $1,050,000.

                           (b) License Agreement with Cootows Consultants Limited ("Cootows") for the exclusive field-of-use worldwide rights to utilize certain proprietary information including patent rights in exchange for (i) the issuance by the Company to Cootows of


                                       F7

                          MOONLIGHT INTERNATIONAL CORP.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

3.       LICENSING AGREEMENTS (Continued)

         3,000,000 shares of Company common stock valued at $1,500,000 and (ii) the payment by the Company of a one time $3,000,000 license fee with interest at the rate of 5% per annum. The financial statements included accrued interest of $24,247 payable at December 31, 1995. The note was paid in full on October 15, 1996.

                  Each of the license agreements referred to above is for an indefinite term or until all of the proprietary information becomes public knowledge and the patent rights expire.

                  The Company has also entered into a Consulting Agreement with Cootows pursuant to which Cootows has agreed to act as the Company's consultant for a period of 10 years during which period of time Cootows shall consult with and advise the Company in connection with matters relating to the license agreement technology. The Company has agreed to pay Cootows the sum of $200,000 per annum in equal monthly installments through November 2006. The financial statements included accrued consulting fees of $32,222 payable at December 31, 1995.

4.       RELATED PARTY TRANSACTIONS

                  The Company incurred costs of $25,000 for services rendered by a shareholder in connection with the sale of its securities.

5.       COMMITMENTS

                  The Company is obligated under an informal agreement to purchase machinery and equipment approximating $900,000.

6.       SUBSEQUENT EVENTS

                  (a) In March, 1996 the Company's Board of Directors adopted a 1996 Non-Statutory Stock Option Plan ("Plan") and reserved 2,000,000 shares for issuance to eligible participants. Options are non-transferrable and those issued to date are exercisable during a term of not more than five years from the grant date (although the Plan permits a term of up to ten years). The options are issuable in such amounts and at such prices as determined by the Board of Directors, except that each option price of each grant will not be less than twenty percent of the market value of such shares on the date the options are granted.


                                       F8

                          MOONLIGHT INTERNATIONAL CORP.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


6.       SUBSEQUENT EVENTS (Continued)

      The following summarizes common stock options as of November 1, 1996

                                    Exercise Price            Options           Options           Options
         Date Granted                  Per Share              Granted          Exercised         Outstanding
         ------------                  ---------              -------          ---------         -----------

         March 31, 1996                  $2.00               1,190,000            -0-             1,190,000

                  (b) During the period from January 26, 1996 to October 17, 1996 the Company sold 2,032,200 shares of its common stock for a gross cash consideration approximating $6,100,000.


                                       F9

ITEM 8. CHANGES IN THE AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No disagreements with accountants on accounting and financial disclosure matters existed during the Company's calendar year ended December 31, 1995. Notwithstanding the above, the Registrant did change its auditing firm from Bederson & Company LLP to Allen G. Roth, P.A. and shall file a Form 8-K as required. Bederson and Company LLP had acted as Company auditors at the time when the Company was known as Compucolor Network Ltd. while Allen G. Roth, P.A. has acted as Company auditor with respect to all activities resulting from change of business purposes in November 1995 and corresponding change of corporate name to the Company's current name.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Directors and Executive Officers of the Company, as of November 12, 1996, were as follows:

Name and Address                 Position(s) Held                               Age
----------------                 ----------------                               ---
Werner Heim                   President and Chairman of                         63
Witikonerstrasse 311B         the Board of Directors
CH-8053 Zurich
Switzerland

Leon Golden                   CFO, Secretary-Treasurer                          34
135 Irwin Street              and a Director
Brooklyn, NY   11235

         Certain officers and/or directors of the Company resigned - effective October 25, 1995 from the positions held by them during calendar year 1995 as follows and in accordance with certain terms and conditions contained in the Asset and Stock Purchase Agreement referred to in Item 1 hereto (and in Form 8-K with date of report of October 25, 1995). Such persons and the positions formerly held by them, are as follows:

1.       Tom Weitzman - President and Director

2.       Mark Rosner - Executive Vice President, CFO,  Secretary and Director

3.       Sharon Nadel - Director

4.       Kathleen Histon - Director

5.       Americo Figliolini - Director

         None of the five persons indicated above hold any current position with the Company. With respect to each of such individuals business backgrounds as they existed prior to their resignations, reference is made to Amendment No. 1 to the Company's Form 10-SB Registration Statement at pages 10-11 thereof as filed with the Securities and Exchange Commission on or about June 30, 1995.

         None of the above resignations were as a result of any disagreements with the Company on any matter relating to its operations, policies or practices.

         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

WERNER HEIM has been a President and Chairman of the Board of Director of the Company since October, 1995. Mr. Heim has approximately 30 years of experience in international business development in high technology industries with a background which includes participation within the following industries; computer systems, biotechnology, microfiltration and environmental waste processing. In addition to the positions that Mr. Heim currently holds with the Company he currently serves as (a) President and Chairman of the Board of Directors of Seiler Pollution Control Systems, Inc. ("SEPC"), an international environmental service and equipment company and (b) a Director since November 1994 and Secretary-Treasurer since November 1995 of Odessa Foods International, Inc. ("ODSA"), a firm engaged in the manufacture of sausage and related products in Odessa, Ukraine. SEPC is currently publicly traded in the NASDAQ SmallCap Market under the stock symbol SEPC while ODSA is currently trading on the Electronic Over- the-Counter Bulletin Board under the stock symbol ODSA.

Securities owned of record and/or beneficially: -0- shares of Common Stock as of November 12, 1996. On March 31, 1996 Mr. Heim was granted options to purchase up to 250,000 shares of Company common stock exercisable at $2.00 per share in accordance with the Company's 1996 Non-Statutory Stock Option Plan . Such options are non transferable, expire five years from date of issuance and remain unexercised as of November 12, 1996.

LEON GOLDEN has been CFO, Secretary-Treasurer and a Director of the Company since October 1995. Mr. Golden has over ten years of experience in public finance and is working for a public accounting firm in the United States. Mr. Golden for the past few years has been specializing his financial experience in the food industry. Additionally, Mr. Golden currently serves as President and a Director of ODSA (see biographical information with respect to Werner Heim appearing directly above).

Securities owned of record and/or beneficially: -0- shares of Common Stock as of November 12, 1996.

ITEM 10.          EXECUTIVE COMPENSATION

         Remuneration paid (and/or accrued, if applicable and so specifically indicated) to current officers and/or directors of the Company during calendar year ended December 31, 1995 is indicated in the chart appearing directly hereinafter.

                                                                             Securities
                                                     Salaries, Fees,         or Property,               Aggregate of
                           Capacities                Directors' Fees,        Insurance Benefits         Contingent
Name of                    In Which                  Commissions             or Reimbursement,          Forms of
Individual                 Served                    and Bonuses             Personal Benefits          Remuneration
----------                 ------                    -----------             -----------------          ------------

Werner Heim                President and              $ 15,262                    (1)                       -0-
                           Chairman of the
                           Board of Directors

Leon Golden                CFO, Secretary             $  -0-                      -0-                       -0-
                           Treasurer and a
                           Director

Alfons Anderhub               (2)                     $131,963                    -0-                       -0-


(1) On March 31, 1996 Mr. Heim was granted options to purchase up to 250,000 shares of Company common stock exercisable at $2.00 per share. See also Item 9 hereof.
(2) Mr. Anderhub currently serves as President to the Company's wholly owned subsidiary, Moonlight SA, located in Switzerland. Mr. Anderhub has been a Director of ODSA since November, 1994 and has approximately 25 years of experience in construction and consulting of private and industrial projects having developed various multi million dollar projects in Switzerland. On March 31, 1996, Mr. Anderhub was granted options to purchase up to 250,000 shares of Company common stock exercisable at $2.00 per share.

         During calendar year ended December 31, 1995 certain former officers and/or directors of the Company, since resigned from all positions held (see
Part III, Item 9) received compensation from the Company as follows:

                                                                                Securities
                           Capacities                Salaries, Fees,            or Property,                 Aggregate of
                           In Which                  Directors' Fees,           Insurance Benefits           Contingent
Name of                    Formerly                  Commissions                or Reimbursement,            Forms of
Individual *               Served                    and Bonuses                Personal Benefits            Remuneration
------------               ------                    -----------                -----------------            ------------

Tom Weitzman               President and Director       $139,355                       -0-                       -0-

Mark Rosner                EVP, CFO, Secretary          $139,355                       -0-                       -0-
                           and a Director

Sharon Nadel               A Director                   $ 45,800                       -0-                       -0-

Kathleen Histon            A Director                   $   -0-                        -0-                       -0-

Americo Figliolini         A Director                   $30,800                        -0-                       -0-


* Each of these persons resigned from all positions held with the Company on October 25, 1995 as reported in a Form 8-K of same date as filed with the Securities and Exchange Commission on December 7, 1995.

         There are no current written employment agreements between the Company and any of its officers and directors.

         No compensation of any nature was paid to any director for services rendered to the Company in such capacity excepting as indicated herein or for repayment made, if any, for accountable expenses incurred on the Company's behalf.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners - The following persons and/or firms are known to the Company to be the beneficial owners of more than 5% of the 9,662,200 shares of the Company's outstanding $.0001 par value Common Stock as of November 12, 1996. To the best of the Company's knowledge each individual and/or firm has beneficial ownership of the shares and each individual and/or firm has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of                Amount and Nature of        Percent
  Beneficial Owner                 Beneficial Ownership       of Class
  ----------------                 --------------------       --------

Brookfield Associates Ltd.             2,020,000               20.91%
FL-9490 Vaduz
Liechtenstein

Cootows Consultants Limited            3,000,000               31.05%
26 Duke Street
Douglas Isle of Man
Great Britain

Edgedale Limited                       2,100,000               21.73%
26 Duke Street
Douglas Isle of Man
Great Britain

         In addition, the only other record holder known by the Company to hold more than five percent of the Company's Common stock is Cede & Co., P.O. Box 222, Bowling Green Station, New York, New York 10274. As of November 12, 1996 Cede & Co. held a total of 1,003,900 shares of the Company's Common Stock, which represented 10.39% of the total number of shares outstanding. Cede & Co. is a nominee of the Depository Trust Company, which held such shares of record on behalf of various of its customers. The names of the beneficial owners of the shares held by those stockholders are unknown to Management.

         (b) Security Ownership of Management - The number and percentage of shares of $.0001 par value Common Stock of the Company owned of record and beneficially, by each current officer and director of the Company and by all current officers and directors of the

Company as a group, is as follows - as of November 12, 1996. To the best of the Company's knowledge each individual has beneficial ownership of the shares and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of                  Amount and Nature of                  Percent
 Beneficial Owner                    Beneficial Ownership                  of Class
 ----------------                    --------------------                  --------

Werner Heim                                 -0- (1)                          -0-%
Witikonerstrasse 311B
CH-8053 Zurich
Switzerland

Leon Golden                                 -0-                              -0-%
135 Irwin Street
Brooklyn, New York  11235

All Officers and Directors                  -0-                              -0-%
as a Group ( 2 persons)

(1) Does not include 250,000 options issued on March 31, 1996 pursuant to 1996 Non- Statutory Stock Option Plan whereby Mr. Heim has the right to purchase (for a period of 5 years from the date of grant) up to 250,000 shares of Company common stock at $2.00 per share.

         (c) Security Ownership of Former Management - The number and percentage of shares of $.0001 par value Common Stock of the Company owned of record and beneficially, by each former officer and director of the Company (who served as an officer and/or director during calendar year ended December 31, 1995 but no longer serves as an officer and/or director of the Company as heretofore indicated in Part III, Item 9) is as follows as of November 12, 1996. To the best of the Company's knowledge each individual has beneficial ownership of the shares and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned.

     Name of                       Amount and Nature of              Percent
 Beneficial Owner                  Beneficial Ownership              of Class
---------------------              --------------------              --------
Tom Weitzman                              30,000                       .31%
Mark Rosner                               30,000                       .31%
Sharon Nadel                               5,000                       .05%
Kathleen Histon                             -0-                        .00%
Americo Figliolini                        50,000                       .52%

         The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the calendar year ended December 31, 1995 there have not been any material transactions between the Company and any director, executive officer, security holder or any member of the immediate family of any of the aforementioned which exceeded $60,000 other than as may be indicated in this Form 10-KSB and/or the audited consolidated financial statements which are a part hereof.

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K

         Reference is herewith made to page F-1 through F-9 inclusive of this 10-KSB with respect to the financial statements and notes thereto included therein.

         No exhibits are being filed with this Form 10-KSB.

         During the last quarter of the Company's calendar year ended December 31, 1995 one Form 8-K was filed with date of report of October 25, 1995 (and filed December 7, 1995). During the third quarter of calendar year ended December 31, 1996 the Company filed a Form 8-K with the Securities and Exchange Commission on September 26, 1996 with date of report of August 27, 1996, which Form 8-K indicated (at Item 5 - Other Events thereto) press releases dated August 27, 1996 regarding entry into a distribution agreement and September 17, 1996 regarding a licensing fee received.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Moonlight International Corp.

                                                  By /s/ Werner Heim
                                                     ---------------------------
                                                     Werner Heim, President

Date:  November 18, 1996

         In accordance with the Exchange act, This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Werner Heim             President and                   Dated: Nov. 18, 1996
----------------------      Chairman of the
Werner Heim                 Board of Directors


/s/ Leon Golden             CFO, Secretary-                 Dated: Nov. 19, 1996
----------------------      Treasurer and a
Leon Golden                 Director

SUPPLEMENTAL INFORMATION

         Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

         The Company has not held an annual meeting of stockholders for calendar years ended December 31, 1994 or December 31, 1995 and while it does currently intend to hold an annual meeting of stockholders for its calendar year ended December 31, 1996 it has not, as yet, formalized any specific plans as to any proposed date for such meeting (although it is anticipated that same shall be held within 90 to 120 days from the close if its calendar year).

         Four copies of all material to be mailed to stockholders with respect to such Annual Meeting of Stockholders (when scheduled to be held) will be furnished to the Securities and Exchange Commission but such documents, when furnished, will not be deemed to be "filed" with the Securities and Exchange Commission or otherwise subject to liabilities of Section 18 of the Act (except to the extent that the Registrant specifically incorporates such material by reference in any subsequent Form 10-KSB); it is expected that such documents will consist of a Form of Proxy, Notice of Annual Meeting with Information Statement as well as such schedules and/or exhibits as may be annexed thereto.