Form 10QSB
period 1996-03-31
MOONLIGHT INTERNATIONAL CORP
filed 1996-11-20
CIK 945390

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[xx]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1996
                              _________________________________

                                             or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to_______________________

Commission File Number:                             0-26070
                       _________________________________________________________

                         Moonlight International Corp..
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)

          Delaware                                         13-3859185
________________________________________________________________________________
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                          Identification No.)


        Mailing Address:  135 Irwin Street, Brooklyn, New York   11235
    One Evertrust Plaza, Jersey City, New Jersey                    07302
________________________________________________________________________________
(Address of principal executive offices)                          (Zip Code)

                                 (718) 646-4175
________________________________________________________________________________
              (Registrant's telephone number, including area code)


________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [  ] Yes    [xx] No (1)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

The number of shares outstanding of each of the registrant's classes of common stock, as of November 12, 1996 is 9,662,200 shares, all of one class of $.0001 par value common stock.

(1) The Company filed a Form 10-SB Registration Statement with the Securities and Exchange Commission ("SEC") on or about May 12, 1995 in order to register its securities under Section 12(g) of the Securities Exchange Act of 1934 ("Act"). Accordingly, the Company became subject to Reporting Requirements of the Act 60 days thereafter and its first required filing thereunder was its Form 10-Q for quarter ended September 30, 1995. The Company filed its Form 10-KSB for fiscal year ended December 31, 1995 in November 1996 and is filing each of its Forms 10-QSB for quarters ended March 31, June 30 and September 30, 1996 at or around the same date.

                                TABLE OF CONTENTS




                                                                 Page No.

                                     PART I

Item 1.           Financial Statements                            F1-F4

Item 2.           Plan of Operation                                3-5



                                     PART II

Item 1.           Legal Proceedings                                 6

Item 2.           Changes in Securities                             6

Item 3.           Defaults Upon Senior Securities                   6

Item 4.           Submission of Matters to a
                   Vote of Security Holders                         6

Item 5.           Other Information                                 6

Item 6.           Exhibits and Reports on Form 8-K                  6

Signatures                                                          7

                          MOONLIGHT INTERNATIONAL CORP.
                           A Development Stage Company
                           Consolidated Balance Sheet
                                 March 31, 1996
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:

   Cash                                                             $   347,949
   Prepaid expenses and other assets                                      4,736
                                                                    -----------

                  TOTAL CURRENT ASSETS                                  352,685

PROPERTY AND EQUIPMENT less
 accumulated depreciation of $438                                       923,874

LICENSING AGREEMENTS, less accumulated
 amortization of $154,167                                             5,395,833

ORGANIZATION EXPENSE, less accumulated
 amortization of $915                                                    11,648
                                                                    -----------

                                                                    $ 6,684,040
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable and accrued liabilities                         $   173,435
   Note payable - licensor                                            2,500,000
                                                                    -----------

                  TOTAL CURRENT LIABILITIES                         $ 2,673,435
                                                                    -----------

SHAREHOLDERS' EQUITY:
   Common stock, par value $.0001;
    authorized 25,000,000 shares;
    issued and outstanding 8,590,000 shares                                 859
   Additional paid-in capital                                         4,973,593
   Accumulated deficit                                                 (461,353)
   Deficit accumulated during the
    development stage                                                  (483,802)
   Foreign currency translation adjustments                             (18,692)
                                                                    -----------

                  TOTAL SHAREHOLDERS' EQUITY                          4,010,605
                                                                    -----------

                                                                    $ 6,684,040
                                                                    ===========

                        See note to financial statements.

                          MOONLIGHT INTERNATIONAL CORP.
                           A Development Stage Company
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                    Inception
                                                 Three Months Ended             (October 25, 1995)
                                                       March 31,                         to
                                              1996                 1995            March 31,1996
                                           -----------         ------------        -------------

REVENUES                                   $       -0-         $        -0-         $       -0-

OPERATING EXPENSES:

  General and administrative                   216,079               31,863             268,945
  Depreciation and amortization                 93,566                  -0-             155,520
                                           -----------         ------------         -----------

                                               309,645               31,863             424,465
                                           -----------         ------------         -----------

OPERATING LOSS                                (309,645)             (31,863)           (424,465)

INTEREST EXPENSE                                35,090                  -0-              59,337
                                           -----------         ------------         -----------

LOSS BEFORE DISCONTINUED
 OPERATIONS                                   (344,735)             (31,863)           (483,802)

  Loss from discontinued operations                -0-              (78,585)                -0-
                                           -----------         ------------         -----------

NET LOSS                                   $  (344,735)        $   (110,448)        $  (483,802)
                                           ===========         ============         ===========

LOSS PER SHARE:
   Continuing operations                   $      (.04)              $( - )         $      (.06)
   Discontinued operations                           -                 (.01)                  -
                                           -----------         ------------         -----------

         Net loss                          $      (.04)        $       (.01)        $      (.06)
                                           ===========         ============         ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       8,206,209           10,000,000           8,007,956
                                           ===========         ============         ===========


                        See note to financial statements.

                          MOONLIGHT INTERNATIONAL CORP.
                           A Development Stage Company
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                                                 Inception
                                                                 Three Months Ended          (October 25, 1995)
                                                                      March 31,                       to
                                                              1996               1995           March 31,1996
                                                           -----------         ---------        -------------

CASH FLOWS FROM OPERATING  ACTIVITIES

Net loss                                                   $  (344,735)        $(110,448)        $  (483,802)
 Adjustments to reconcile net loss to net cash used
  in operating activities::
   Loss from discontinued operations                                 -            78,585                   -
   Depreciation and amortization                                93,566                 -             155,520

 Changes in assets and liabilities:
   Prepaid expenses and other assets                            (3,187)                -             (17,299)
   Accounts payable and accrued liabilities                     61,473            31,863              67,034
                                                           -----------         ---------         -----------

NET CASH USED IN OPERATING ACTIVITIES                         (192,883)                -            (278,547)
                                                           -----------         ---------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                         (615,405)                -            (924,312)
   Advances to subsidiaries                                          -          (198,000)                  -
   Payment to licensor                                        (500,000)                -            (500,000)
                                                           -----------         ---------         -----------
NET CASH USED IN INVESTING ACTIVITIES                       (1,115,405)         (198,000)         (1,424,312)
                                                           -----------         ---------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loans received from shareholders                                  -           198,000                   -
   Net proceeds from issuance of common shares               1,575,000                 -           2,069,500
                                                           -----------         ---------         -----------

NET CASH PROVIDED FROM FINANCING ACTIVITIES                  1,575,000           198,000           2,069,500
                                                           -----------         ---------         -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (21,413)                -             (18,692)
                                                           -----------         ---------         -----------

NET INCREASE IN CASH                                           245,299                 -             347,949

CASH - BEGINNING OF PERIOD                                     102,650                 -                   -
                                                           -----------         ---------         -----------
CASH - END OF PERIOD                                       $   347,949         $       -         $   347,949
                                                           ===========         =========         ===========

SUPPLEMENTAL DISCLOSURES:
  No cash was paid during the periods for
    interest and income taxes


                        See note to financial statements.

                          MOONLIGHT INTERNATIONAL CORP.
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)




BASIS OF PRESENTATION


         The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of a full year.

         Certain financial information which is normally included in the financial statements prepared in accordance with generally accepted accounting principles, which is not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's annual report on Form 10-KSB for the year ended December 31, 1995.

                                PLAN OF OPERATION

Background

         As reported in the Company's Form 10-KSB for calendar year ended December 31, 1995, the Company discontinued all operations as related to its then commercial offset printing business in late October 1995 and all then officers and directors resigned and were replaced by the Company's current officers and directors. Such Form 10-KSB was not filed until November 1996 due in significant part to substantial delays in completion of audit upon Company's discontinued printing business operations and the need to assign monetary valuation to losses incurred from such discontinued operations.

         The Company's Plan of Operation for calendar year 1996 has revolved around those activities involving commercial applications of rights granted to it in accordance with license agreements entered into in November 1995 involving the "Moonlight Balloon".

         The Form 10-KSB for December 31, 1995 (as filed in November 1996) contains to the to the extent practicable, (amongst other matters) substantial information regarding current activities involving (a) such license agreements, terms and conditions thereof and mutual rights and obligations thereunder, (b) the Moonlight Balloon, its qualities, applications and summarized specifications and (c) certain recent agreements regarding ongoing efforts to commercialize the Moonlight Balloon, its technology and attributes through (i) an April 1996 license agreement with Golf Lite, Inc. - limited to golf course applications and
(ii) a July 1996 exclusive five year distributorship agreement (for Switzerland and Liechtenstein) with Carba Holding AG, a major German carbon gas and helium producer.

         Entry into and payment by the Company of consideration for the two November 1995 License Agreements upon which the Company's business operations are currently based, was facilitated in great part, by the fact that the Company is a "public" company whose shares of common stock are listed on the Electronic Over-the-Counter Bulletin Board thereby creating a "value" for the Company securities which might not otherwise exist. In this manner the Company was able to issue an aggregate of 5,100,000 shares of its common stock with an assigned valuation of $2,550,000 thereby reducing its necessary cash consideration outlay to $3,000,000 (which $3,000,000 has been paid in full).

Consolidated Balance Sheet

         Total Assets of the Company at period ended March 31, 1996 were $6,684,040 with current assets amounting to $352,685 and with a substantial portion of such total assets being attributable to certain License agreements valued at $5,395,833.

         Total Current Liabilities of the Company at period ended March 31, 1996 were

$2,673,435 of which $2,500,000 represented note payable - Licensor. As of October 15, 1996 this note has been paid in full.

         At March 31, 1996 there were no long term liabilities.

         Working capital at March 31, 1996 was $(2,320,750) primarily attributable to the aforesaid $2,500,000 note payable (since paid in full).

         The functional currency of Moonlight SA (the Company's wholly owned Swiss subsidiary) is Swiss Francs. Gains and losses resulting from foreign currency transactions which are included in operations have been insignificant for all periods reported. However, the effects of exchange rate fluctuations on translating foreign currency assets and liabilities and results of operations from functional currency to Unites States dollars has been significant. The cumulative foreign currency translation adjustment (loss) to stockholders' equity at March 31, 1996 was $(18,692).

Consolidated Statement of Operation

         Notwithstanding the fact that comparative information for applicable periods appears in the Company's Consolidated Statement of Operations, no analysis of same is being given since all 1995 information refers to the printing press business operations and management at that time which operations were discontinued and which management resigned both in October 1995. Accordingly, all 1996 information refers to new business operations regarding Moonlight Balloon and new management (in place since October 1995) and is not properly susceptible to narrative comparison (i.e., any attempt to compare unrelated business activities - discontinued printing operations to on-going Moonlight Balloon operations - which activities were conducted by an entirely different management team, would not serve any useful purpose in clarifying or expounding upon comparative periods presented in Statement of Operation).

Cash Requirements and Liquidity

         The Company has been able to satisfy its cash requirements and raise the necessary capital in order to finance its proposed growth through the sale and issuance of 2,032,200 shares of its common stock for an aggregate gross cash consideration of $6,092,306 (said sales having taken place from January 26, 1996 through October 17, 1996). The shares of Company common stock referred to herein were sold in accordance with certain terms and conditions contained in Off-Shore Securities Subscription Agreements and, accordingly, were sold outside the U.S., not as a registered public offering but rather in reliance upon Regulation S of the General Rules and Regulations under the Securities Act of 1933.

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

                                     PART II




Item 1.           Legal Proceedings -                                None

Item 2.           Changes in Securities -                            None

Item 3.           Defaults Upon Senior Securities -                  None

Item 4.           Submission of Matters to a
                   Vote of Security Holders -                        None

Item 5.           Other Information -                                None

Item 6.           (a) Exhibits -                                     None

                  (b) Reports on Form 8-K -                          None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MOONLIGHT INTERNATIONAL CORP.



                                           By  /s/Leon Golden
                                             _________________________
                                              Leon Golden, Secretary

Dated:  November  19, 1996