Form 10QSB
period 1996-06-30
MOONLIGHT INTERNATIONAL CORP
filed 1996-11-20
CIK 945390

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[xx]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996
                                        ______________
                                                        or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________________  to  __________________

Commission File Number:             0-26070

                         Moonlight International Corp..
             (Exact name of registrant as specified in its charter)

          Delaware                                   13-3859185
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                       Identification No.)

           Mailing Address:  135 Irwin Street, Brooklyn, New York 11235
    One Evertrust Plaza, Jersey City, New Jersey                       07302
 (Address of principal executive offices)                            (Zip Code)


                                 (718) 646-4175
              (Registrant's telephone number, including area code)

  ______________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                TABLE OF CONTENTS




                                                                        Page No.
                                                                        --------
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

                          MOONLIGHT INTERNATIONAL CORP.
                           A Development Stage Company
                           Consolidated Balance Sheet
                                  June 30, 1996
                                   (Unaudited)

                                                      ASSETS
CURRENT ASSETS:

   Cash                                                                           $   238,936
   Prepaid expenses and other assets                                                    9,019
                                                                                  -----------

                  TOTAL CURRENT ASSETS                                                247,955

PROPERTY AND EQUIPMENT less
 accumulated depreciation of $16,253                                                  996,932

LICENSING AGREEMENTS, less accumulated
 amortization of $246,667                                                           5,303,333

ORGANIZATION EXPENSE, less accumulated
 amortization of $1,543                                                                10,417
                                                                                  -----------

                                                                                  $ 6,558,637

                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable and accrued liabilities                                       $   250,167
   Note payable - licensor                                                          1,700,000
   Loan payable                                                                        48,000
                                                                                  -----------

                  TOTAL CURRENT LIABILITIES                                       $ 1,998,167

SHAREHOLDERS' EQUITY:
   Common stock, par value $.0001;
    authorized 25,000,000 shares;
    issued and outstanding 8,965,000 shares                                               897
   Additional paid-in capital                                                       5,886,040
   Accumulated deficit                                                               (461,353)
   Deficit accumulated during the
    development stage                                                                (790,095)
   Foreign currency translation adjustments                                           (75,019)
                                                                                  -----------

                  TOTAL SHAREHOLDERS' EQUITY                                        4,560,470

                                                                                  $ 6,558,637
                                                                                  ===========

                        See note to financial statements

                          MOONLIGHT INTERNATIONAL CORP.
                           A Development Stage Company
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                  Six Months Ended                      Three Months Ended          Inception
                                                       June 30,                              June 30,          (October 25, 1995)
                                               1996                 1995             1996              1995     to  June 30, 1996
                                               ----                 ----             ----              ----     ------------------

REVENUES                                     $      -0-         $        -0-      $      -0-       $        -0-     $      -0-

OPERATING EXPENSES:

  General and administrative                   390,522               64,079         174,443             32,216        443,388
  Depreciation and amortization                202,509                   -0-        108,943                 -0-       264,463
                                             ---------          -----------       ---------        -----------      ---------
                                               593,031               64,079         283,386             32,216        707,851
                                             ---------          -----------       ---------        -----------      ---------


OPERATING LOSS                                (593,031)             (64,079)       (283,386)           (32,216)      (707,851)

INTEREST EXPENSE                                57,997                   -0-         22,907                 -0-        82,244
                                             ---------          -----------       ---------        -----------      ---------

LOSS BEFORE DISCONTINUED
 OPERATIONS                                   (651,028)             (64,079)       (306,293)           (32,216)      (790,095)

  Loss from discontinued operations                 -0-            (158,044)             -0-           (79,459)            -0-
                                             ---------          -----------       ---------        -----------      ---------

NET LOSS                                     $(651,028)         $  (222,123)      $(306,293)       $  (111,675)     $(790,095)
                                             =========          ===========       =========        ===========      =========
LOSS PER SHARE:
   Continuing operations                     $    (.08)         $                 $    (.03)       $        --      $    (.10)
   Discontinued operations                                             (.01)             --               (.01)            --
                                             ---------          -----------       ---------        -----------      ---------

            Net loss                         $    (.08)         $      (.01)      $    (.03)       $      (.01)     $    (.10)
                                             =========          ===========       ==========       ===========      =========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       8,513,210           10,000,000        8,822,009        10,000,000      8,303,620
                                             =========          ===========       ==========       ===========      =========



                        See note to financial statements.

                          MOONLIGHT INTERNATIONAL CORP.
                           A Development Stage Company
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                     Inception
                                                            Six Months Ended                    (October 25, 1995)
                                                                June 30,                                to
                                                              1996                  1995          June 30,1996
                                                              ----                  ----          ---------------
CASH FLOWS FROM OPERATING  ACTIVITIES

Net loss                                                  $  (651,028)       $  (222,123)       $  (790,095)
 Adjustments to reconcile net loss to net cash used
  in operating activities::
   Loss from discontinued operations                               --            158,044                 --
   Depreciation and amortization                              202,509                 --            264,463

 Changes in assets and liabilities:
   Prepaid expenses and other assets                           (6,867)                --            (20,979)
   Accounts payable and accrued liabilities                   138,205             64,079            143,766
                                                          -----------        -----------        -----------

NET CASH USED IN OPERATING ACTIVITIES                        (317,181)                --           (402,845)
                                                          -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                        (704,278)                --         (1,013,185)
   Advances to subsidiaries                                        --           (198,000)                --
   Payment to licensor                                     (1,300,000)                --         (1,300,000)
                                                          -----------        -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES                      (2,004,278)          (198,000)        (2,313,185)
                                                          -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loans received from shareholders and others                 48,000            198,000             48,000
   Net proceeds from issuance of common shares              2,487,485                 --          2,981,985
                                                          -----------        -----------        -----------

NET CASH PROVIDED FROM FINANCING ACTIVITIES                 2,535,485            198,000          3,029,985
                                                          -----------        -----------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (77,740)                --            (75,019)
                                                          -----------        -----------        -----------

NET INCREASE IN CASH                                          136,286                 --            238,936

CASH - BEGINNING OF PERIOD                                    102,650                 --                 --
                                                          -----------        -----------        -----------
CASH - END OF PERIOD                                      $   238,936        $        --        $   238,936
                                                          ===========        ===========        ===========


SUPPLEMENTAL DISCLOSURES:
  No cash was paid during the above periods for interest and income taxes

                        See note to financial statements.

                          MOONLIGHT INTERNATIONAL CORP.
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)




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

Consolidated Balance Sheet

         Total Assets of the Company at period ended June 30, 1996 were $6,558,637 with current assets amounting to $247,955 and with a substantial portion of such total assets being attributable to certain License agreements valued at $5,303,333.

         Total Current Liabilities of the Company at period ended June 30, 1996 were $1,998,167 of which $1,700,000 represented note payable - Licensor. As of October 15, 1996 this note has been paid in full.

         At June 30, 1996 there were no long term liabilities.

         Working capital at June 30, 1996 was $(1,750,212) primarily attributable to the aforesaid $1,700,000 note payable (since paid in full).

         The functional currency of Moonlight SA (the Company's wholly owned Swiss subsidiary) is Swiss Francs. Gains and losses resulting from foreign currency transactions which are included in operations have been insignificant for all periods reported. However, the effects of exchange rate fluctuations on translating foreign currency assets and liabilities and results of operations from functional currency to Unites States dollars has been significant. The cumulative foreign currency translation adjustment (loss) to stockholders' equity at June 30, 1996 was $(75,019).

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



                                              MOONLIGHT INTERNATIONAL CORP.



                                              By /s/ Leon Golden
                                                -------------------------------
                                                 Leon Golden, Secretary

Dated:  November 19, 1996