Form 10QSB
period 1996-09-30
MOONLIGHT INTERNATIONAL CORP
filed 1996-11-20
CIK 945390

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[xx]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1996
                                    ---------------------------
                                       or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to
                                -----------------------------     ------------

Commission File Number:                                        0-26070

                         Moonlight International Corp.
             (Exact name of registrant as specified in its charter)

              Delaware                                          13-3859185
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                                Identification No.)


           Mailing Address:  135 Irwin Street, Brooklyn, New York   11235
    One Evertrust Plaza, Jersey City, New Jersey                         07302
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

                          MOONLIGHT INTERNATIONAL CORP.
                           A Development Stage Company
                           Consolidated Balance Sheet
                               September 30, 1996
                                   (Unaudited)

                                                        ASSETS
CURRENT ASSETS:
   Cash                                                                             $   204,472
   Prepaid expenses and other assets                                                     27,455
                                                                                    -----------

                  TOTAL CURRENT ASSETS                                                  231,927

PROPERTY AND EQUIPMENT less
 accumulated depreciation of $92,124                                                  1,495,203

LICENSING AGREEMENTS, less accumulated
 amortization of $339,167                                                             5,210,833

ORGANIZATION EXPENSE, less accumulated
 amortization of $2,074                                                                   9,838
                                                                                    -----------

                                                                                    $ 6,947,801
                                                                                    ===========

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable and accrued liabilities                                         $   318,983
   Note payable - licensor                                                              200,000
   Deposit-sub-licensing agreement                                                      100,000
                                                                                    -----------

                  TOTAL CURRENT LIABILITIES                                         $   618,983
                                                                                    -----------

SHAREHOLDERS' EQUITY:
   Common stock, par value $.0001;
    authorized 25,000,000 shares;
    issued and outstanding 9,407,200 shares                                                 941
   Additional paid-in capital                                                         8,127,191
   Accumulated deficit                                                                 (461,353)
   Deficit accumulated during the
    development stage                                                                (1,226,823)
   Foreign currency translation adjustments                                            (111,138)
                                                                                    -----------

                  TOTAL SHAREHOLDERS' EQUITY                                          6,328,818
                                                                                    -----------
                                                                                     $6,947,801
                                                                                    ===========

                        See note to financial statements.

                          MOONLIGHT INTERNATIONAL CORP.
                           A Development Stage Company
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                    Nine Months Ended                   Three Months Ended              Inception
                                                     September 30,                        September 30,           (October 25, 1995)
                                                   1996              1995            1996               1995      to  Sept. 30, 1996
                                                   ----              ----            ----               ----      ------------------


REVENUES                                       $      -0-             $  -0-          $  -0-          $   -0-           $     -0-

OPERATING EXPENSES:

  General and administrative                       644,974              96,650         254,452           32,571           697,840
  Depreciation and amortization                    371,481               -0-           168,972              -0-           433,435
                                               -----------            --------        --------        ---------        ----------

                                                 1,016,455              96,650         423,424           32,571         1,131,275
                                               -----------            --------        --------        ---------        ----------
OPERATING LOSS                                  (1,016,455)            (96,650)       (423,424)         (32,571)       (1,131,275)

INTEREST EXPENSE                                    71,301               -0-            13,304             -0-             95,548
                                               -----------            --------        --------        ---------        ----------
LOSS BEFORE DISCONTINUED
 OPERATIONS                                     (1,087,756)            (96,650)       (436,728)         (32,571)       (1,226,823)

  Loss from discontinued operations                 -0-               (238,375)          -0-            (80,331)           -0-
                                               -----------            --------        --------        ---------        ----------

NET LOSS                                       $(1,087,756)          $(335,025)      $(436,728)       $(112,902)      $(1,226,823)
                                               ===========           =========       =========        =========       ===========
LOSS PER SHARE:
   Continuing operations                             $(.12)              $(.01)          $(.05)           $  -              $(.14)
   Discontinued operations                              -                 (.02)             -             (.01)             -
                                               -----------            --------        --------        ---------        ----------

         Net loss                                    $(.12)              $(.03)          $(.05)          $(.01)             $(.14)
                                               ===========           =========       =========       ==========       ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                           8,768,118          10,000,000       9,272,385       10,000,000         8,564,220
                                               ===========           =========       =========       ==========       ===========


                        See note to financial statements.

                       MOONLIGHT INTERNATIONAL CORP.
                        A Development Stage Company
                    Consolidated Statement of Cash Flows
                                (Unaudited)

                                                                                                     Inception
                                                                  Nine Months Ended            (October 25, 1995)
                                                                    September 30,                     to
                                                             1996                  1995          Sept. 30, 1996
                                                             ----                  ----         ----------------
CASH FLOWS FROM OPERATING  ACTIVITIES

Net loss                                                  $(1,087,756)       $  (335,025)       $(1,226,823)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
   Loss from discontinued operations                               --            238,375                 --
   Depreciation and amortization                              371,481                 --            433,435

 Changes in assets and liabilities:
   Prepaid expenses and other assets                          (25,255)                --            (39,367)
   Accounts payable and accrued liabilities                   207,021             96,650            212,582
   Deposit - sub-licensing agreement                          100,000                 --            100,000
                                                          -----------        -----------        -----------


NET CASH USED IN OPERATING ACTIVITIES                        (434,509)                --           (520,173)
                                                          -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                      (1,278,490)                --         (1,587,397)
   Advances to subsidiaries                                        --           (198,000)                --
   Payment to licensor                                     (2,800,000)                --         (2,800,000)
                                                          -----------        -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES                      (4,078,490)          (198,000)        (4,387,397)
                                                          -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loans received from shareholders                                --            198,000                 --
   Net proceeds from issuance of common shares              4,728,680                 --          5,223,180
                                                          -----------        -----------        -----------

NET CASH PROVIDED FROM FINANCING ACTIVITIES                 4,728,680            198,000          5,223,180
                                                          -----------        -----------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (113,859)                --           (111,138)
                                                          -----------        -----------        -----------

NET INCREASE IN CASH                                          101,822                 --            204,472

CASH - BEGINNING OF PERIOD                                    102,650                 --                 --
                                                          -----------        -----------        -----------
CASH - END OF PERIOD                                      $   204,472        $        --        $   204,472
                                                          ===========        ===========        ===========


SUPPLEMENTAL DISCLOSURES:
  No cash was paid during the above periods for interest and income taxes

                        See note to financial statements.


                                       F3

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

Consolidated Balance Sheet

         Total Assets of the Company at period ended September 30, 1996 were $6,947,801 with current assets amounting to $231,927 and with a substantial portion of such total assets being attributable to certain License agreements valued at $5,210,833 of which $2,800,000 had been paid through September 30, 1996 and the balance of $200,000 having been paid on October 15, 1996.

         Total Current Liabilities of the Company at period ended September 30, 1996 were $618,983.

         At September 30, 1996 there were no long term liabilities.

         Working capital at September 30, 1996 was $(387,056).

         The functional currency of Moonlight SA (the Company's wholly owned Swiss subsidiary) is Swiss Francs. Gains and losses resulting from foreign currency transactions which are included in operations have been insignificant for all periods reported. However, the effects of exchange rate fluctuations on translating foreign currency assets and liabilities and results of operations from functional currency to Unites States dollars has been significant. The cumulative foreign currency translation adjustment (loss) to stockholders' equity at September 30, 1996 was $(111,138).

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




Item 1.           Legal Proceedings -                    None

Item 2.           Changes in Securities -                None

Item 3.           Defaults Upon Senior Securities -      None

Item 4.           Submission of Matters to a
                   Vote of Security Holders -            None

Item 5.           Other Information -                    None

Item 6.           (a) Exhibits -                         None

                  (b) Reports on Form 8-K -             (i)

                           (i) 8-K with date of report of August 27, 1996, was filed with the Securities and Exchange Commission on September 26, 1996, so as to report, in Item 5 - Other Events thereto, press releases dated August 27, 1996 regarding entry into a distribution agreement and September 17, 1996 regarding a licensing fee received.

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