Form 10KSB
period 1996-12-31
MOONLIGHT INTERNATIONAL CORP
filed 1997-06-26
CIK 945390

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ ]         Annual report under Section 13 or 15(d) of the Securities Exchange
            Act of 1934

            For the calendar year ended    December 31, 1996

[ ] Transition report under Section 13 or 15(d)of the Securities Exchange Act of 1934

         For the transition period from _____________ to ______________

                         Commission file number 0-26070

                         Moonlight International Corp..
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                              13-3859185
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

c/o M. Walter Levine., 1 River Road, Cos Cob, Connecticut               06807
--------------------------------------------------------------------------------
        (Address of Principal Executive Office)                       (Zip Code)

                                  203-869-8033
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:    None

Securities registered under Section 12(g) of the Exchange Act:

    Common Stock par value $.0001 per share
                                (Title of Class)

         Check whether the issuer; (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [xx] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent calendar year - $-0-.

         The aggregate market value for the 2,743,200 shares of voting stock (all of one class of $.0001 par value Common Stock) held by non-affiliates * of Registrant as of June 11, 1997 is $1,928,812.50 based upon an average of the bid ($.6875) and asked ($.71875) prices for such stock on the date heretofore indicated. See Item 5 (a) which indicates the limited, if any, trading activity in the Registrant's securities for the periods indicated. By virtue hereof, it is difficult if not impossible to accurately arrive at a completely realistic "aggregate market value" of Registrant shares held by non-affiliates as called for herein especially in view of the fact that the existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market". The above statements regarding "aggregate market value" and "established public trading market" should be taken into careful consideration when considering the information contained herein regarding the indicated "aggregate market value" of shares of voting stock held by non-affiliates.

* Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the Registrant's Common Stock, both of record and beneficially - all as of June 11, 1997.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No Not Applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,563,200 shares as of June 11, 1997.

         Transitional Small Business Disclosure Format:    Yes [ ]   No [ ]

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

                                      None

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I

Item 1.           Description of Business                                   4

Item 2.           Description of Property                                  11

Item 3.           Legal Proceedings                                        12

Item 4.           Submission of Matters to a Vote of
                   Security Holders                                        12

PART II

Item 5.           Market For Common Equity and Related
                   Stockholder Matters                                     12

Item 6.           Plan of Operation                                        13

Item 7.           Financial Statements                                     16
                                                                         F1 - F9

Item 8.           Changes in and Disagreements With
                   Accountants on Accounting and
                   Financial Disclosure                                    17

PART III

Item 9.           Directors, Executive Officers, Promoters
                   and Control Persons; Compliance With
                   Section 16(a) of the Exchange Act                       17

Item 10.          Executive Compensation                                   19

Item 11.          Security Ownership of Certain Beneficial
                   Owners and Management                                   20

Item 12.          Certain Relationships and Related
                   Transactions                                            21

Item 13.          Exhibits, List and Reports on Form 8-K                   21

                                     PART I

ITEM 1.                 DESCRIPTION OF BUSINESS

BACKGROUND SUMMARY

            Moonlight International Corp. (formerly known as Compucolor Network Ltd. until November 1995 and hereinafter referred to as the "Company" unless the context otherwise requires) was incorporated under the laws of the State of Delaware on July 15, 1987 under the name Wyler Acquisition Corp. From inception to June 30, 1994, the Company did not operate any business and its principal activity was seeking a business to acquire and operate. Effective June 30, 1994, the Company acquired all of the shares of Compucolor Network Ltd., a Delaware corporation which, through its then operating subsidiaries, engaged in a color "print-on-demand" commercial offset printing business and related activities.

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

            On or about October 25, 1995 certain then officers, directors and principal stockholders of the Company (then known as Compucolor Network Ltd. ("CNL")) entered into an "Asset and Stock Purchase Agreement" and related documents and agreements which resulted in changes in (a) officers and directors of the Company, (b) control of the Company and (c) Company business purposes. A summary of such Agreement appeared in the Company's Form 8-K with date of report of October 25, 1995 and a copy of such Agreement was annexed thereto as Exhibit A.

            In accordance with the terms of such Agreement all then five officers and/or directors of the Company resigned effective October 25, 1995 and were replaced with the Company's current officers and directors.

            Subsequent to completion of aforesaid Asset and Stock Purchase Agreement, the Company changed its business purposes entirely from the aforesaid commercial offset printing business to commencing to engage in certain technology regarding lighting of primarily outdoor facilities utilizing inflatable balloons and related paraphernalia in accordance with certain License Agreements, patents and/or trademarks as more fully set forth in certain License and Consulting Agreements entered into (in November 1995) with certain Isle of Man corporations, as follows:

                        (a) License Agreement with Edgedale Limited ("Edgedale") for the exclusive field- of-use worldwide rights to utilize certain proprietary information including patent rights in exchange for the issuance by the Company to Edgedale of 2,100,000 shares of Company common stock (see also Item 11). The License Agreement also requires the Company to exclusively contract with

Edgedale for the manufacturing of the final "balloon" product but solely with respect to any sales that the Company may contract for in the "European" market place with Edgedale agreeing that its charges to the Company for such manufacturing will consist of Edgedale's costs plus 10% for each such "balloon" product manufactured for the aforesaid "European" market (defined, for purposes of such License Agreement, to consist of the entire European continent exclusive of the United Kingdom). Aside from the aforesaid "European" market, the Company retains the right, without limitation, to contract with whomever it desires regarding product manufacture.

                        (b) License Agreement with Cootows Consultants Limited ("Cootows") for the exclusive field-of-use worldwide rights to utilize certain proprietary information including patent rights in exchange for (i) the issuance by the Company to Cootows of 3,000,000 shares of Company common stock (see also
Item 11) and (ii) the payment by the Company of a one (1) time $3,000,000 license fee with interest at the rate of 5% per annum. The full principal sum of $3,000,000 has been paid to such licensor by the Company.

                        (c) The Company has also entered into a Consulting Agreement with Cootows Consultants Limited ("Cootows") pursuant to which Cootows has agreed to act as the Company's consultant for a period of 10 years during which period of time Cootows shall consult with and advise the Company in connection with (i) providing certain technology ability and know how with respect to development, manufacturing, marketing and any advances in the technology referred to in the License Agreement between the Company and Cootows and (ii) ascertaining and evaluating any and all matters related to the above. In exchange, therefore, the Company has agreed to pay Cootows the sum of $200,000 per annum throughout the term of the Agreement. The Company is current with respect to such required payments.

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

            Further, and as a direct result of the above referenced transactions and the entry by the Company into the aforesaid License Agreements in November 1995, the Company acquired certain exclusive field-of-use worldwide rights to utilize certain proprietary information including patent rights and technological know-how relating to lighting of primarily outdoor facilities utilizing inflatable balloons and related paraphernalia hereinafter discussed and in that respect has developed and currently is commercializing a line of unique helium-filled lighting balloons providing non- dazzling luminosity with an extremely low energy consumption (all as more specifically described directly below).

MOONLIGHT BALLOON

            The Moonlight Balloon is a helium-filled balloon which floats above the ground and is thereby able to illuminate an area of 5,000 to 215,000 square feet dependent upon particular unit utilized. The Balloon provides high luminosity with low energy consumption, is mobile, and provides non- dazzling light and is an innovative product protected by certain patents.

            With the Moonlight Balloon areas without electric power supply can be illuminated. Its main benefits, compared to the conventional illuminates, are quick employability, mobility of application, and the aforesaid non-dazzling light thereby essentially increasing the safety of nocturnal operations (as well as being available for entertainment type purposes (see License Agreement with Golf Lite, Inc.).

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

LICENSE AGREEMENT WITH GOLF LITE, INC.

            In its on-going efforts to commercialize the line of unique helium-filled balloons providing (as heretofore indicated) non-dazzling luminosity with an extremely low energy consumption, the Company entered into a License agreement (in April 1996) with Golf Lite, Inc. ("Golf"), whereby Golf has obtained an exclusive field-of-use license to utilize certain proprietary information and technology, including patents rights throughout the term of such Agreement with such use being expressly limited to exclusive worldwide license to sell the Company helium balloons/light source products to golf courses only. In exchange therefore the Company is to receive the sum of $1,000,000 as a non-refundable one-time licensing fee and an initial $100,000 payment was received by the Company in September of 1996 with the balance of $900,000 being due and payable, pursuant to promissory note (bearing interest at the rate of 5% per annum) on or before April 30, 1998. Amongst other related matters, the License Agreement provides for the Company to receive an on-going 15% royalty fee on gross revenues of the Company balloon sales made by Golf throughout the term of the Agreement and certain additional payments based upon gross income derived from any and all revenues received as a result of installation of Company products by Golf including any and all publicity, endorsement and/or contracts which may generate revenues as a result of such installation.

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

            The foregoing is intended as a brief summary of the License Agreement and is qualified in its entirety by reference to such Agreement and all such underlying documents referred to therein.

EXCLUSIVE DISTRIBUTION AGREEMENT WITH CARBA HOLDING AG ("CARBA").

            Effective as of July 1, 1996 the Company entered into an exclusive five year (with option for extension) distributorship agreement with Carba, a leading German carbon gas and helium producer to market proprietary helium-filled lighting balloons and operating accessories developed by the Company. Under the terms of the agreement, Carba is to provide customers with special helium-filled cylinders and subsequently assure their proper replacement, while the Company will be responsible for the manufacture and assembly of all other system components: the balloons themselves, spring regulated telescopic supports, halogen or hark lamps and hand-held control units.

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

            The foregoing references to the aforesaid Distribution Agreement are intended as a brief summary of such Agreement and the intentions expressed by the parties thereto and is qualified in its entirety by reference to the underlying documents referred to herein.

            There can be no assurance that each or all of the aims and goals indicated directly above can be achieved within the foreseeable future, if ever, or that the necessary expenditures inherent in attempting to achieve such goals will result in sufficient revenues so as to justify the time and effort involved as well as the expenditure incurred.

COMPETITION

            Management of the Company is not aware of any other company within or without the United States which is currently offering the form of state of art technology offered by the Company with respect to the patented technology utilizing helium filled balloons discussed herein. The Company believes that the licenses received by it in November 1995 (as heretofore discussed) and the patents related thereto - all for which the Company holds exclusive worldwide field-of-use license rights provides the Company with a competitive advantage over other companies that might wish to provide similar services. Notwithstanding the aforesaid licenses, the Company believes that, especially if successful, it will face substantial and significant competition from many companies, it being anticipated that many of such companies may have greater financial and other resources than the Company and may be in a position to develop competitive technologies (notwithstanding the aforesaid patent rights), i.e. while the aforesaid patents afford the Company a great deal of protection against competitors copying or duplicating its technology, such potential competitors may nevertheless be in a position to develop other technology and/or methods placing them in a position to offer products that may be competitive with those offered by the Company. Accordingly, while the Company intends to continue to rely upon the protection afforded to it pursuant to its license agreements (and underlying patents) so as to maintain a competitive advantage, it is expected that, in the future (and as competition develops and becomes more intense) it will have to rely upon its particular expertise and experience as well as the effectiveness of the Moonlight Balloon in providing a high quality of lighting and will have to similarly rely upon its efforts to conduct an effective marketing and promotion program for Company products.

LETTER OF INTENT WITH GMR GROUP AG ("GMR")

            The Company entered into a letter of intent with GMR, a major South African corporation and the exclusive agent for such companies as General Instruments, Mobile, Westinghouse, Singer, Asea-Brown Boveri.

            After ongoing discussions and negotiations and subsequent demonstrations of the Company's mobile helium-filled lighting balloons and the subsequent conclusion of a marketing study, GMR indicated its intent to become the Company's exclusive agent for the region of South Africa and Zambia.

            The current status regarding such Agreement is as follows:

            While no formal contract has been entered into as of June 10, 1997, the Company has shipped and delivered certain demonstration equipment to GMR for the latter's follow up review and expects to receive GMR's final business plan on or about July 15, 1997, at which time it similarly expects to receive GMR's business proposal; the latter to be formalized into a written contract (although no assurance can be given that such will be the case).

MAJOR PRODUCT DEMONSTRATIONS.

            The Company has significantly expanded its demonstration program so as to further introduce its mobile helium-filled lighting balloons to potential clientele and the general population. In that regard demonstrations of Company lighting systems took place in Kitzbuhl, Austria during the world famous downhill ski racing event in January 1997 as well as the international horse jumping event in Koessen/Kitzbuhl - both so as to facilitate the lighting of such events during the evening hours. Further demonstrations were held so as to light up night skiing on the Suvretta hill in St. Moritz in February of 1997 and to demonstrate the additional potential safety measures of the Company's system. The Company intends to continuously expand its demonstration program so as to include demonstrations for (amongst others) hotels, ski schools and emergency services.

ITEM 2.                 DESCRIPTION OF PROPERTY

            The Company's U.S. offices are located at c/o M. Walter Levine., 1 River Road, Cos Cob, Connecticut 06807 and its telephone number is 203-869-8033. These premises are owned by the Company's current CFO, Secretary-Treasurer (M. Walter Levine) and are being provided to the Company, at the present time, free of any charge whatsoever. Additionally the Company's wholly owned Swiss subsidiary, Moonlight SA, maintains an office overseas at Residenza 51, 6528 Camorino, Switzerland and its telephone number is 011 41 91 857 8401.

ITEM 3. LEGAL PROCEEDINGS

            The Company is not presently a part to any material litigation nor, to the knowledge of management, is any material litigation threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company has not held an annual meeting of stockholders during calendar years 1994- 1996 inclusive. While it currently intends to hold an annual meeting of stockholders for its calendar year ended December 31, 1996 it has not, as yet, formalized any specific plans as to any proposed date or site for such meeting.

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

Calendar Year Ended December 31, 1995             Quarterly Common Stock Price
            By Quarter                                     Ranges (1)
-------------------------------------             ----------------------------
Quarter                    Date                   High                   Low
-------                    ----                   ----                   ---
1st                March 31, 1995                 $  (2)                $  (2)
2nd                June 30, 1995                  $5.00                 $3.50
3rd                September 31, 1995             $4.00                 $3.00
4th                December 31, 1995              $4.00                 $2.00

Calendar Year Ended December 31, 1996             Quarterly Common Stock Price
            By Quarter                                     Ranges (1)
-------------------------------------             ----------------------------
Quarter                    Date                    High                  Low
-------                    ----                    ----                  ---
1st                March 31, 1996                 $4.625                $1.875
2nd                June 30, 1996                  $ 5.25                $4.625
3rd                September 31, 1996             $ 5.50                $ 3.50
4th                December 31, 1996              $ 4.00                $ 1.75

Calendar Year Ended December 31, 1997             Quarterly Common Stock Price
            By Quarter                                     Ranges (1)
-------------------------------------             ----------------------------
Quarter                    Date                    High                  Low
-------                    ----                    ----                  ---
1st                March 31, 1997                 $ 3.00               $1.875

(1) The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market". To the extent that limited trading in the Company's Common Stock has taken place, such transactions have been limited to the over-the-counter market (except as otherwise may be indicated hereinafter). All prices indicated herein are as reported to the Company by broker-dealer(s) making a market in its securities in the National Quotation Data Service ("pink sheets") and/or in the Electronic Over-the-Counter Bulletin Board (the latter under the symbol LYTE). The aforesaid securities were not traded or quoted on any automated quotation system (other than as may be indicated herein). The over-the-counter market quotes indicated above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.
(2) The Company has been unable to obtain any reliable stock price quotes for the period(s) indicated. The first printed quotation it has been able to receive has been as of April 7, 1995, shortly after the submission of a Rule 15c2-11 application to the NASD under the Securities Exchange Act of 1934 was cleared (on April 5, 1996) on the Electronic Over-the-Counter Bulletin Board under the Company's then symbol CPNW. Since such date trading has continued on a sporadic basis with limited, if any, traded volume. Reported volume during the most recent quarter ended March 31, 1997 exceeded 30,000 Shares on only 16 occasions, with no volume being reported on 23 dates during such quarter.

            (b) Holders. As of June 11, 1997 the approximate number of stockholders of the Company's Common Stock amounted to 64 persons and/or firms (inclusive of those brokerage firms and/or clearing houses and/or depository companies holding the Company's securities for their respective clientele - each such brokerage house, clearing house and/or depository firm being considered as one record holder). The exact number of beneficial owners of the Company's securities is not known but would necessarily exceed the number of record owners indicated above in that brokerage firms and/or clearing house and/or depository companies are normally record owners for presumably any number of unidentified beneficial owners.

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

ITEM 6.     PLAN OF OPERATION

Background

            As reported in the Company's Form 10-KSB for calendar year ended December 31, 1995, the Company discontinued all operations as related to its then commercial offset printing business in late October 1995 and all then officers and directors resigned.

            The Company's Plan of Operation for calendar year 1997 continues to revolve around those activities involving commercial applications of rights granted to it in accordance with license agreements entered into in November 1995 involving the "Moonlight Balloon" as indicated in Item 1 hereof.

            This Form 10-KSB contains to the extent practicable, substantial information regarding current activities involving (a) such license agreements, terms and conditions thereof and mutual rights and obligations thereunder, (b) the Moonlight Balloon, its qualities, applications and summarized specifications and (c) certain agreements entered into during 1996 regarding ongoing efforts to commercialize the Moonlight Balloon, its technology and attributes through (i) an April 1996 license agreement with Golf Lite, Inc.
- limited to golf course applications and (ii) a July 1996 exclusive five year distributorship agreement (for Switzerland and Liechtenstein) with Carba Holding AG, a major German carbon gas and helium producer.

            Entry into and payment by the Company of consideration for the two November 1995 License Agreements upon which the Company's business operations are currently based, was facilitated in great part, by the fact that the Company is a "public" company whose shares of common stock are listed on the Electronic Over-the-Counter Bulletin Board thereby creating a "value" for the Company securities which might not otherwise exist. In this manner the Company was able to issue an aggregate of 5,100,000 shares of its common stock with an assigned valuation of $2,550,000 thereby reducing its necessary cash consideration outlay to $3,000,000 (which $3,000,000 was paid in full during 1996).

Consolidated Balance Sheet

            Total Assets of the Company at year ended December 31, 1996 were $5,614,807 with current assets amounting to $348,690 and with a substantial portion of such total assets being attributable to certain License agreements valued at $5,118,333.

            Total Current Liabilities of the Company at year ended December 31, 1996 were $869,020.

            At December 31, 1996 there was one long term liability of a note payable of $222,222. See note 7 to audited consolidated financial statements which indicates that such loan was paid in full in February of 1997 through the Company's issuance of 176,000 shares of its common stock.

            Working capital at December 31, 1996 was $(520,330).

            The functional currency of the Company's wholly owned Swiss subsidiary(ies)) is Swiss Francs. Gains and losses resulting from foreign currency transactions which are included in operations have been insignificant for all periods reported. However, the effects of exchange rate fluctuations on translating foreign currency assets and liabilities and results of operations from functional currency to Unites States dollars has been significant. The cumulative foreign currency translation adjustment (loss) to stockholders' equity at December 31, 1996 was $(29,710).

Consolidated Statement of Operation

            Notwithstanding the fact that comparative information for applicable years ended December 31, 1995 and 1996 appears in the Company's Consolidated Statement of Operations, no analysis of same is being given since basically all 1995 information refers to the printing press business operations and management at that time which operations were discontinued and which management resigned both in October 1995. Accordingly, all post October 1995 information and all 1996 information refers to new business operations regarding Moonlight Balloon and new and/or current management and is not properly susceptible to narrative comparison (i.e., any attempt to compare unrelated business activities - discontinued printing operations to on-going Moonlight Balloon operations which activities were conducted by an entirely different management team, would not serve any useful purpose in clarifying or expounding upon comparative periods presented in the Company's Consolidated Statement of Operation).

Cash Requirements and Liquidity

            The Company has been able to satisfy its cash requirements and raise the necessary capital in order to finance its proposed growth through the sale and issuance of 2,032,200 shares of its common stock for an aggregate gross cash consideration of $6,092,306 (said sales having taken place during calendar year ended 1996). The shares of Company common stock referred to herein were sold in accordance with certain terms and conditions contained in Off-Shore Securities Subscription Agreements and, accordingly, were sold outside the U.S., not as a registered public offering but rather in reliance upon Regulation S of the General Rules and Regulations under the Securities Act of 1933 ("Reg S").

            To further satisfy its aforesaid cash requirements, during the first quarter of 1997 the Company issued an additional 775,000 shares for an aggregate gross cash consideration of $1,531,250. The Company also issued an additional 176,000 shares in order to convert existing Company debt of Sfr 300,000 (approximately $222,000) into equity. The transactions referred to herein were similarly conducted in accordance with Reg S and reported in Forms 8-K dated January 23, 1997 and February 19, 1997.

            The Company sustained a significant loss during the year ended December 31, 1996 of close to $3,000,000 and as at such date its current liabilities exceeded its current assets by $520,330. The Company's auditor cited these factors (in note 1 to the Company's audited consolidated financial statements) as creating an uncertainty as to the Company's ability to continue to operate as a going concern. If and when the need for additional funds arises, management anticipates (although no assurance can be given) that the Company will be able to finance and meet such requirements through such income as may be derived from commercial utilization of its license agreements. However, if sufficient revenues, if any, are not generated and if an unforeseen need arises management contemplates being able to satisfy same in a manner similar to equity financing previously conducted or through an as yet undetermined, if necessary, combination of debt and/or equity financing and/or bank loans.

            Management does not currently anticipate any further expenditures of significant sums for product research and development nor does it currently expect (a) to purchase or sell any plant or significant equipment or (b) to significantly increase or change the number of its current employees.

ITEM 7.     FINANCIAL STATEMENTS

            The following financial statements have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 302 of Regulation S-K, such information appears on pages F-1 through F- 9 inclusive for calendar year ended December 31, 1996 of this Form 10-KSB, which pages follow this page.

                          MOONLIGHT INTERNATIONAL CORP.
                                DECEMBER 31, 1996
                                    CONTENTS

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

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Moonlight International Corp.


            We have audited the accompanying consolidated balance sheet of Moonlight International Corp. (a development stage company) as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1996 and for the periods January 1, 1995 to October 25, 1995, October 25, 1995 to December 31, 1995 and from inception (October 25, 1995) to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

            In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Moonlight International Corp. at December 31, 1996 and the consolidated results of their operations and their cash flows for the year ended December 31, 1996 and for the periods January 1, 1995 to October 25, 1995, October 25, 1995 to December 31, 1995 and from inception (October 25, 1995) to December 31, 1996.

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the company has sustained recurring losses and has a working capital deficiency that raise substantial doubts about its ability to continue as a going concern. The Company's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ALLEN G. ROTH, P.A.

/Allen G. Roth, P.A./

New York, New York
March 13, 1997, except Note 9
which is dated April 14, 1997

                                             MOONLIGHT INTERNATIONAL CORP.
                                              A Development Stage Company
                                               Consolidated Balance Sheet
                                                   December 31, 1996

                                                         ASSETS
CURRENT ASSETS:
   Cash                                                                                                     $    23,210
   Advances to contractor (Note 4)                                                                              300,000
   Prepaid expenses and other assets                                                                             25,480
                                                                                                            -----------

                        TOTAL CURRENT ASSETS                                                                    348,690

PROPERTY AND EQUIPMENT, less accumulated
 depreciation of $14,560                                                                                        106,136

LICENSING AGREEMENTS, less accumulated
 amortization of $431,667 (Note 5)                                                                            5,118,333

OTHER ASSETS                                                                                                     41,648
                                                                                                            -----------
                                                                                                            $ 5,614,807
                                                                                                            ===========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                                                 $   324,550
   Loan payable                                                                                                 357,073
   Due to officers                                                                                               87,397
   Deposit - licensee (Note 6)                                                                                  100,000
                                                                                                            -----------

                        TOTAL CURRENT LIABILITIES                                                               869,020
                                                                                                            -----------

LOAN PAYABLE (Note 7)                                                                                           222,222
                                                                                                            -----------

COMMITMENT (Note 8)

SHAREHOLDERS' EQUITY: (Note 9)
   Common stock, par value $.0001;
    authorized 25,000,000 shares;
    issued and outstanding 9,612,200
    shares                                                                                                          961
   Additional paid-in capital                                                                                 8,127,171
   Accumulated deficit                                                                                         (461,353)
   Deficit accumulated during the
    development stage                                                                                        (3,113,504)
   Foreign currency translation adjustment                                                                      (29,710)
                                                                                                            -----------

                        TOTAL SHAREHOLDERS' EQUITY                                                            4,523,565
                                                                                                            -----------

                                                                                                            $ 5,614,807
                                                                                                            ===========

                                           See notes to financial statements.

                                             MOONLIGHT INTERNATIONAL CORP.
                                              A Development Stage Company
                                          Consolidated Statement of Operations

                                                                October 25, 1995     January 1, 1995        Inception
                                             Year Ended               to                   to           (October 25, 1995)
                                             December 31,         December 31,         October 25,        To December 31,
                                                1996                  1995              1995 (a)               1996
                                              -----------         -----------         ------------         ------------
REVENUES                                      $        --         $        --         $         --         $         --

OPERATING EXPENSES:

     General and administrative                 1,381,804              52,866              105,501            1,434,670
     Depreciation and amortization                388,854              61,954                   --              450,808
     Research and development                   1,163,045                  --                   --            1,163,045
                                              -----------         -----------         ------------         ------------

                                                2,933,703             114,820              105,501            3,048,523
                                              -----------         -----------         ------------         ------------

OPERATING LOSS                                 (2,933,703)           (114,820)            (105,501)          (3,048,523)

INTEREST EXPENSE                                   40,734              24,247                   --               64,981
                                              -----------         -----------         ------------         ------------

LOSS BEFORE DISCONTINUED
 OPERATIONS                                    (2,974,437)           (139,067)            (105,501)          (3,113,504)
                                              -----------         -----------         ------------         ------------

DISCONTINUED OPERATIONS:
     Loss from discontinued operations                 --                  --              232,865                   --
     Loss on disposal of net assets of
       discontinued operations                         --                  --               27,339                   --
                                              -----------         -----------         ------------         ------------

                                                       --                  --              260,204                   --
                                              -----------         -----------         ------------         ------------

NET LOSS                                      $(2,974,437)        $  (139,067)        $   (365,705)        $ (3,113,504)
                                              ===========         ===========         ============         ============

LOSS PER SHARE:
     Continuing operations                    $      (.33)        $      (.02)        $       (.01)        $       (.35)
     Discontinued operations                           --                  --                 (.03)                  --
                                              -----------         -----------         ------------         ------------

     Net loss                                 $      (.33)        $      (.02)        $       (.04)        $       (.35)
                                              ===========         ===========         ============         ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                          8,967,930           7,742,647           10,000,000           10,000,000
                                              ===========         ===========         ============         ============

(a) Prior to development stage period

                                           See notes to financial statements.

                                                MOONLIGHT INTERNATIONAL CORP.
                                                 A Development Stage Company
                                        Consolidated Statement of Shareholders' Equity



                                                                                                    Deficit
                                                                                                   Accumulated        Foreign
                                                                    Additional                     During the         Currency
                                          Common Stock               Paid-In      Accumulated      Development       Translation
                                      Shares         Amount          Capital        Deficit           Stage          Adjustment
                                   -----------       -------       ----------      ---------       -----------       --------

Balance, January 1, 1995            10,000,000       $ 1,000       $  155.952      $ (95,648)      $        --       $     --

Retirement of common shares         (7,600,000)         (760)             760             --                --             --

Issuance of common shares:
 license acquisitions                5,100,000           510        2,549,490             --                --             --

Cash                                   500,000            50          494,450             --                --             --

Shareholder loans contributed
 to capital                                 --            --          198,000             --                --             --

Translation adjustment                      --            --               --             --                --          2,721

Net loss                                    --            --               --       (365,705)         (139,067)            --
                                   -----------       -------       ----------      ---------       -----------       --------

Balance, December 31, 1995           8,000,000           800        3,398,652       (461,353)         (139,067)         2,721

Issuance of common shares
 for cash                            1,612,200           161        4,728,519             --                --             --

Translation adjustment                      --            --               --             --                --        (32,431)

Net Loss                                    --            --               --             --        (2,974,437)            --
                                   -----------       -------       ----------      ---------       -----------       --------

Balance, December 31, 1996           9,612,200       $   961       $8,127,171      $(461,353)      $(3,113,504)      $(29,710)
                                   ===========       =======       ==========      =========       ===========       ========

                                              See notes to financial statements.

                                                  MOONLIGHT INTERNATIONAL CORP.
                                                   A Development Stage Company
                                               Consolidated Statement of Cash Flows

                                                                                                                      Inception
                                                                                                                  (October 25, 1995)
                                                         Year Ended      October 25, 1995     January 1, 1995            To
                                                         December 31,          to                   to               December 31,
                                                           1996          December 31, 1995   October 25, 1995(a)        1996
                                                         -----------     -----------------   ----------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(2,974,437)      $  (139,067)         $(365,705)           $(3,113,504)

Adjustments to reconcile net loss to net cash used
   in operating activities:
   Loss from discontinued operations                              --                --            232,865                     --
   Loss on disposal of net assets of discontinued
   operations                                                     --                --             27,339                     --
   Depreciation and amortization                             388,854            61,954                 --                450,808

Changes in assets and liabilities:
   Deposits - licensee                                       100,000                --                 --                100,000
   Advances to contractor                                         --          (300,000)                --               (300,000)
   Prepaid expenses                                          (19,989)           (5,491)                --                (25,480)
   Accounts payable and accrued liabilities                  212,588             5,561            105,501                218,149
   Other assets                                              (37,608)           (8,621)                --                (46,229)
                                                         -----------       -----------          ---------            -----------
NET CASH USED IN OPERATING ACTIVITIES                     (2,330,592)         (385,664)                --             (2,716,256)
                                                         -----------       -----------          ---------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                       (111,789)           (8,907)                --               (120,696)
   Advances to subsidiaries                                       --                --           (198,000)                    --
   Payments to licensor                                   (3,000,000)               --                 --             (3,000,000)
                                                         -----------       -----------          ---------            -----------
NET CASH USED IN INVESTING ACTIVITIES                     (3,111,789)           (8,907)          (198,000)            (3,120,696)
                                                         -----------       -----------          ---------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loans received from shareholders and others               666,692                --            198,000                666,692
   Net proceeds from issuance of common shares             4,728,680           494,500                 --              5,223,180
                                                         -----------       -----------          ---------            -----------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                5,395,372           494,500            198,000              5,889,872
                                                         -----------       -----------          ---------            -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (32,431)            2,721                 --                (29,710)
                                                         -----------       -----------          ---------            -----------
NET INCREASE (DECREASE) IN CASH                              (79,440)          102,650                 --                 23.210
CASH - BEGINNING OF PERIOD                                   102,650                --                 --                     --
                                                         -----------       -----------          ---------            -----------
CASH - END OF PERIOD                                     $    23,210       $   102,650          $      --            $    23,210
                                                         -----------       -----------          ---------            -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                             $    33,661              None               None                None
    Income taxes                                                None              None               None                None

    Non-cash investing and financing activities:
       Issuance of purchase money note to
         acquire licenses                                $        --       $ 3,000,000               None                None
       Issuance of common shares to
         acquire licenses                                $        --       $ 2,550,000               None                None

(a)         Prior to development stage period.

                                                See notes to financial statements.

                          MOONLIGHT INTERNATIONAL CORP.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


1.          GOING CONCERN

                        The accompanying financial statements have been prepared
            in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained a substantial loss during the year ended December 31, 1996. In addition, at December 31, 1996 current liabilities exceeded current assets by $520,330. These factors create uncertainty as to the Company's ability to continue as a going concern. Management believes that the Company will be able to raise additional capital through the issuance of common stock and that its operations will improve upon commencing sales activity. The ability of the company to continue as a going concern is dependent on obtaining capital from the issuance of common stock and commencing sales. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.          DESCRIPTION OF BUSINESS

                        Moonlight International Corp. (the "Company"), formerly
            Compucolor Network Ltd. is presently engaged in the development of production, marketing and distribution capabilities for its helium-filled balloons designed to provide high luminosity without requiring high energy consumption.

                        On October 25, 1995 the Company ceased its multi-color
            printing operations and concurrently disposed of all the net assets relating to such operations. In November 1995 the Company acquired exclusive "field of use" worldwide rights, including patent rights, to the illumination technology referred to above. The Company was in the development stage from October 25, 1995 to December 31, 1996.

3.          SIGNIFICANT ACCOUNTING POLICIES

            Principles of consolidation

                        The accompanying consolidated financial statements
            include the accounts of the Company and its wholly owned Swiss subsidiaries, commencing October 25, 1995. All intercompany transactions and balances have been eliminated in consolidation.

            Property and equipment and depreciation

                        Property and equipment consisting primarily of small
            tools and furniture and equipment are recorded at cost. Depreciation is provided by the straight line method over three years and five years respectively, commencing when such assets are put into service.

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

                          MOONLIGHT INTERNATIONAL CORP.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


3.          SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Fair value of financial instruments

                        The Company measures its financial assets and
            liabilities in accordance with generally accepted accounting principles. The carrying values of the Company's financial instruments, including cash, accounts payable and accrued expenses and loans payable approximate fair value due to their short maturities.

            Expenses related to sales of securities

                        All costs incurred in connection with the sale of the
            Company's common shares were charged to additional paid-in capital.

            Foreign currency translation

                        All assets and liabilities of the foreign subsidiaries
            are translated at year-end exchange rates while revenues and expenses are translated at the average rates of exchange prevailing throughout the period. Gains and losses resulting from foreign currency translation are accumulated as a separate component of shareholders' equity.

            Research and development costs

                        Research and development costs are changed to expense as
            incurred.

            Reclassifications

                        Certain accounts in the 1995 financial statements were
            reclassified to conform with the current year presentation.

            Loss per share

                        Net loss per common share is based on the weighted
            average number of shares outstanding during each period.

4.          ADVANCES TO CONTRACTOR

                        The Company retained the services of an independent
            contractor to perform certain research and to develop proto-types for the various models of helium-filled balloon kits. As of December 31, 1996, the Company had made total payments to the contractor of $1,500,000 for services of which $300,000 was applicable to work to be done in 1997 while the balance was charged to research and development costs in the 1996 financial statements. The project was completed in February 1997.

5.          LICENSING AGREEMENTS

                        In November, 1995 the Company entered into two separate
            licensing agreements with two Isle of Man corporations as follows:

                          MOONLIGHT INTERNATIONAL CORP.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


5.          LICENSING AGREEMENTS (Continued)

                        (a) License Agreement with Edgedale Limited ("Edgedale")
            for the exclusive field-of- use worldwide rights to utilize certain proprietary information including patent rights in exchange for the issuance by the Company to Edgedale of 2,100,000 shares of Company common stock valued at $1,050,000.

                        (b) License Agreement with Cootows Consultants Limited
            ("Cootows") for the exclusive field-of-use worldwide rights to utilize certain proprietary information including patent rights in exchange for (i) the issuance by the Company to Cootows of 3,000,000 shares of Company common stock valued at $1,500,000 and (ii) the payment by the Company of a one time $3,000,000 license fee with interest at the rate of 5% per annum. The financial statements include interest charged to operations of $33,000 in 1996 and $24,000 in 1995. The license fee was paid in full on October 15, 1996.

                        Each of the license agreements referred to above is for
            an indefinite term or until all of the proprietary information becomes public knowledge and the patent rights expire.

                        The Company has also entered into a Consulting Agreement
            with Cootows pursuant to which Cootows has agreed to act as the Company's consultant for a period of ten years during which Cootows shall consult with and advise the Company in connection with matters relating to the license agreement technology. The Company has agreed to pay Cootows the sum of $200,000 per annum in equal monthly installments through November 2006. Consulting fees of $200,000 and $32,000 were charged to operations in 1996 and 1995 respectively.

6.          DEPOSIT - LICENSEE

                        The Company has entered into a sub-licensing agreement
            with Golf Lite, Inc. ("Golf") an entity whose principal officer is also the Company's President. The agreement grants Golf an exclusive worldwide license to sell the Company's helium balloons and other related light source products to golf courses only. The Company is to receive a licensing fee of $1,000,000, payable $100,000 at closing and the balance with interest at 5% per annum on or before April 30, 1998. The initial payment was received in September 1996 and for accounting purposes is reflected in the financial statements as a deposit received from the licensee. The Company has recorded a valuation allowance for the full amount of the note receivable. The Company will also receive royalties of 15% of Golf's gross revenues, as defined in the agreement.

7.          LOAN PAYABLE

                        In February 1997, the Company issued 176,000 shares of
            common stock as payment in full of the amount due to the lender.

8.          LEASE COMMITMENT

                        The Company is obligated under leases for its Swiss
            operating facilities for annual rentals approximating $58,000 through December 2006.

                          MOONLIGHT INTERNATIONAL CORP.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


9.          STOCK OPTION PLAN

                        In March 1996 the Company adopted a Non-Statutory Stock
            Option Plan and reserved 2,000,000 shares for issuance to eligible participants. Options are non-transferable and those issued to date are exercisable during a term of not more than five years from the grant date. The options are issuable in amounts and prices determined by the Board of Directors, except that each option price will not be less than twenty percent of the market value of such shares on the grant date.

            The following summarizes common stock options as of April 14, 1997:

                                   Exercise Price          Options          Options           Options
            Date Granted              Per Share            Granted         Exercised        Outstanding
            ------------              ---------            -------         ---------        -----------

            March 31, 1996              $2.00              1,190,000           -0-           1,190,000
            January 21, 1997            $1.00                125,000           -0-             125,000
            April 14, 1997              $1.00                250,000           -0-             250,000
                                                           ---------         ------          ---------

            Totals                                         1,565,000           -0-           1,565,000
                                                           =========         ======          =========

ITEM 8. CHANGES IN THE AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            No disagreements with accountants on accounting and financial disclosure matters existed during the Company's calendar year ended December 31, 1996. Notwithstanding the above, the Registrant did change its auditing firm from Bederson & Company LLP to Allen G. Roth, P.A. in October of 1996 and filed a Form 8-K with date of report of October 17, 1996 on November 21, 1996. Bederson and Company LLP had acted as Company auditors at the time when the Company was known as Compucolor Network Ltd. while Allen G. Roth, P.A. has acted as Company auditor with respect to all activities resulting from change of business purposes in November 1995 and corresponding change of corporate name to the Company's current name.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            The Directors and Executive Officers of the Company, as of March 31, 1997, were as follows (unless otherwise indicated):

Name and Address                 Position(s) Held                          Age
----------------                 ----------------                          ---
Werner Heim                      President and Chairman of                  63
Witikonerstrasse 311B            the Board of Directors
CH-8053 Zurich
Switzerland

M. Walter Levine                 CFO Secretary-Treasurer                    60
c/o M. Walter Levine             and a Director
1 River Road
Cos Cob, CT 06807

Alfons Anderhub                  President of Moonlight SA                  50
Luessirainstrasse 51             (A wholly owned subsidiary)
CH-6300 Zug
Switzerland

Leon Golden                      Former CFO, Secretary-Treasurer            34
135 Irwin Street                 and a Director *
Brooklyn, NY   11235

*  Resigned from all positions held effective April 24, 1997.

            Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

WERNER HEIM has been a President and Chairman of the Board of Director of the Company since October, 1995. Mr. Heim has approximately 30 years of experience in international business development in high technology industries with a background which includes participation within the following industries; computer systems, biotechnology, microfiltration and environmental waste processing. In addition to the positions that Mr. Heim currently holds with the Company he currently serves as (a) President and Chairman of the Board of Directors of Seiler Pollution Control Systems, Inc. ("SEPC"), an international environmental service and equipment company and (b) a Director since November 1994 and Secretary-Treasurer since November 1995 of Odessa Foods International, Inc. ("ODSA"), a firm engaged in the manufacture of sausage and related products in Odessa, Ukraine. SEPC is currently publicly traded in the NASDAQ SmallCap Market under the stock symbol SEPC while ODSA is currently trading on the Electronic Over-the-Counter Bulletin Board under the stock symbol ODSA.

Securities owned of record and/or beneficially: -0- shares of Common Stock as of June 11, 1997. On March 31, 1996 Mr. Heim was granted options to purchase up to 250,000 shares of Company common stock exercisable at $2.00 per share in accordance with the Company's 1996 Non-Statutory Stock Option Plan . Such options are non transferable, expire five years from date of issuance and remain unexercised as of June 11, 1997.

M. WALTER LEVINE has served as CFO and Secretary-Treasurer since April 1997 and has been a Director of the Company since January 1997. Mr. Levine founded The Amtax Group ("Amtax"), a private investment banking company in 1978 and has structured investment programs valued at over $300,000,000 in equipment leasing, oil & gas and real estate partnerships, thereby enabling Amtax to expand and control investments worth in excess of $700,000,000. Amtax has raised significant start-up and growth capital for various corporate clients and recently (in 1993) raised the necessary financing to commence a partnership known as Interactive Television. Mr. Levine also serves on the Boards of Directors of such companies as the Calzone Case Company, James Daniel Entertainment, Vanco Manufacturing, The John Brown Company and Protective Alarms, Inc. and has served as a consultant to the executive committee of Radio City Music Hall Productions.

Securities owned of record and/or beneficially: 1,000 shares of Common Stock as of June 11, 1997.

ALFONS ANDERHUB currently serves as President of Moonlight SA, a Company wholly owned subsidiary located in Switzerland. He has also served as a Director of ODSA since November 1994 (see biographical information with respect to Werner Heim above). Mr. Anderhub has approximately 25 years of experience in construction and consulting of private and industrial projects having developed various multi million dollar projects in Switzerland.

Securities owned of record and/or beneficially: -0- shares of Common Stock as of June 11, 1997. On March 31, 1996 Mr. Anderhub was granted options to purchase up to 250,000 shares of Company common stock exercisable at $2.00 per share in accordance with the Company's 1996 Non- Statutory Stock Option Plan . Such options are non transferable, expire five years from date of issuance and remain unexercised as of June 11, 1997.

LEON GOLDEN served as CFO, Secretary-Treasurer and a Director of the Company from October 1995 until his resignation in April 1997. Mr. Golden has over ten years of experience in public finance and is working for a public accounting firm in the United States. Mr. Golden for the past few years has been specializing his financial experience in the food industry. Additionally, Mr. Golden served as President and a Director of ODSA (see biographical information with respect to Werner Heim appearing above) until his resignation in April 1997. Neither of such resignations were as a result of any disagreements with either the Company or ODSA on any matters relating to their respective operations, policies or practices.

Securities owned of record and/or beneficially: -0- shares of Common Stock as of June 11, 1997.

ITEM 10.    EXECUTIVE COMPENSATION

            Remuneration paid (and/or accrued, if applicable and so specifically indicated) to current officers and/or directors of the Company during calendar year ended December 31, 1996 is indicated in the chart appearing directly hereinafter.

                                                                      Securities
                                                  Salaries, Fees,     or Property,             Aggregate of
                     Capacities                   Directors' Fees,    Insurance Benefits       Contingent
Name of              In Which                     Commissions         or Reimbursement,        Forms of
Individual           Served                       and Bonuses         Personal Benefits        Remuneration
----------           ----------                   --------------      -----------------        ------------

Werner Heim          President and                $145,382                  (1)                     -0-
                     Chairman of the
                     Board of Directors

Leon Golden          Former CFO,                  $ 40,000                  -0-                     -0-
                     Secretary-Treasurer
                     and a Director (3)

Alfons Anderhub      (2)                          $165,836                  -0-                     -0-

M. Walter Levine     CFO, Secretary-              $     -0-                 -0-                     -0-
                     Treasurer and a
                     Director (4)

(1) On March 31, 1996 Mr. Heim was granted options to purchase up to 250,000 shares of Company common stock exercisable at $2.00 per share. None of such options have been exercised as of June 11, 1997.
(2) Mr. Anderhub currently serves as President to the Company's wholly owned subsidiary, Moonlight SA, located in Switzerland. On March 31, 1996 Mr. Anderhub was granted options to purchase up to 250,000 shares of Company common stock exercisable at $2.00 per share. None of such options have been exercised as of June 11, 1997
(3)         Resigned from all positions held effective April 1997.
(4) Became a Company Director in January 1997 and assumed the other positions indicated in April 1997.

            There are no current written employment agreements between the Company and any of its officers and directors except as may be indicated herein and/or in the audited consolidated financial statements and notes thereto.

            No compensation of any nature was paid to any director for services rendered to the Company in such capacity excepting as indicated herein or for repayment made, if any, for accountable expenses incurred on the Company's behalf.

ITEM        11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a) Security Ownership of Certain Beneficial Owners - The following persons and/or firms are known to the Company to be the beneficial owners of more than 5% of the 10,563,200 shares of the Company's outstanding $.0001 par value Common Stock as of June 11, 1997. To the best of the Company's knowledge each individual and/or firm has beneficial ownership of the shares and each individual and/or firm has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of               Amount and Nature of           Percent
  Beneficial Owner                Beneficial Ownership           of Class
-------------------               --------------------           --------

Brookfield Associates Ltd.             2,020,000                 19.12%
FL-9490 Vaduz
Liechtenstein

Cootows Consultants Limited            3,000,000                 28.40%
26 Duke Street
Douglas Isle of Man
Great Britain

Edgedale Limited                       2,100,000                 19.88%
26 Duke Street
Douglas Isle of Man
Great Britain

Trianon Opus One Inc.                    700,000                  6.63%
Corporate Centre
West Bay Road
P.O. Box 31106 SMB
Grand Cayman
Cayman Islands, BWI

            In addition, the only other record holder known by the Company to hold more than five percent of the Company's Common stock is Cede & Co., New York, New York. As of June 11, 1997 Cede & Co. held a total of 1,665,700 shares of the Company's Common Stock, which represented approximately 16% of the total number of shares outstanding. Cede & Co. is a nominee of the Depository Trust Company, which held such shares of record on behalf of various of its customers. The names of the beneficial owners of the shares held by those stockholders are unknown to Management.

            (b) Security Ownership of Management - The number and percentage of shares of $.0001 par value Common Stock of the Company owned of record and beneficially, by each current officer and director of the Company and by all current officers and directors of the Company as a group, is as follows - as of June 11, 1997. To the best of the Company's knowledge each individual has beneficial ownership of the shares and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of               Amount and Nature of           Percent
  Beneficial Owner                Beneficial Ownership           of Class
-------------------               --------------------           --------

Werner Heim                             -0-(1)                      -0-%
Witikonerstrasse 311B
CH-8053 Zurich
Switzerland

Alfons Anderhub                         -0-(2)                      -0-%
Luessirainstrasse 51
CH-6300 Zug
Switzerland

Leon Golden (3)                         -0-                         -0-%
135 Irwin Street
Brooklyn, New York  11235

M. Walter Levine (4)                    1,000                       .01%
c/o M. Walter Levine
1 River Road
Cos Cob, Connecticut  06807

All Officers and Directors              1,000                       .01%
as a Group ( 2 persons)

(1) Does not include 250,000 options issued on March 31, 1996 pursuant to 1996 Non-Statutory Stock Option Plan whereby Mr. Heim has the right to purchase (for a period of 5 years from the date of grant) up to 250,000 shares of Company common stock at $2.00 per share.
(2) Does not include 250,000 options issued on March 31, 1996 pursuant to 1996 Non-Statutory Stock Option Plan whereby Mr. Anderhub has the right to purchase (for a period of 5 years from the date of grant) up to 250,000 shares of Company common stock at $2.00 per share.
(3)         Resigned from all positions held in the Company effective April
            1997.
(4)         Became a Company Director in January 1997.

            The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            For the calendar year ended December 31, 1996 there have not been any material transactions between the Company and any director, executive officer, security holder or any member of the immediate family of any of the aforementioned which exceeded $60,000 other than as may be indicated in this Form 10-KSB and/or the audited consolidated financial statements which are a part hereof.

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K

            Reference is herewith made to page F-1 through F-9 inclusive of this 10-KSB with respect to the financial statements and notes thereto included therein.

            No exhibits are being filed with this Form 10-KSB.

            During the last quarter of the Company's calendar year ended December 31, 1996 one Form 8-K was filed on November 21, 1996 with date of report of October 17, 1996.

                                   SIGNATURES




            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   MOONLIGHT INTERNATIONAL CORP.


                                                            /Werner Heim/
                                                   By    _______________________
                                                         Werner Heim, President
Date: June 13, 1997


            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /Werner Heim/                               President and                 Dated: June 13, 1997
----------------------------------           Chairman of the
Werner Heim                                  Board of Directors



 /M. Walter Levine/                          CFO, Secretary-               Dated: June 13, 1997
----------------------------------           Treasurer and a
M. Walter Levin                              Director
