Form 10QSB
period 1997-03-31
MOONLIGHT INTERNATIONAL CORP
filed 1997-07-01
CIK 945390

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1997

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number:                         0-26070

                         Moonlight International Corp.
             (Exact name of registrant as specified in its charter)

        Delaware                                               13-3859185
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

c/o M. Walter Levine, 1 River Road, Cos Cob, Connecticut                06807
(Address of principal executive offices)                              (Zip Code)

                                 (203) 869-8033
              (Registrant's telephone number, including area code)


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

The number of shares outstanding of each of the registrant's classes of common stock, as of June 26, 1997 is 10,563,200 shares, all of one class of $.0001 par value common stock.

(1) The Company filed its Form 10-KSB for calendar year ended December 31, 1996 on June 26, 1997

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

                          MOONLIGHT INTERNATIONAL CORP.
                           A Development Stage Company

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1997
                                   (Unaudited)




                                     ASSETS

CURRENT ASSETS:
   Cash                                                             $   168,034
   Prepaid expenses and sundry current assets                            54,430
                                                                    -----------

         Total current assets                                           222,464


Property and equipment, at cost, less
   accumulated depreciation of $21,960                                  172,614

Licensing agreements, less accumulated
   amortization of $524,167                                           5,025,833


Other assets                                                             89,145
                                                                    -----------

                                                                    $ 5,510,056
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                         $   162,943
   Due to officers                                                       16,073
   Deposit - licensee                                                   100,000
                                                                    -----------

         Total current liabilities                                      279,016
                                                                    -----------


Stockholders' equity:
   Common stock, par value, $.0001;
    authorized - 25,000,000 shares;
    issued and outstanding - 10,563,200 shares                            1,057
   Additional paid-in capital                                         9,651,622
   Accumulated deficit                                                 (461,353)
   Deficit accumulated during the development stage                  (3,881,029)
   Foreign currency translation adjustment                              (79,257)
                                                                    -----------

                                                                      5,231,040
                                                                    ===========

                                                                    $ 5,510,056
                                                                    ===========



                        See notes to financial statements

                          MOONLIGHT INTERNATIONAL CORP.
                           A Development Stage Company

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                      THREE MONTHS ENDED MARCH 31,
                                                        1997                1996
                                                        ----                ----
REVENUES                                            $         --        $        --
                                                    ------------        -----------




OPERATING EXPENSES:
   General and administrative                            383,707            216,079
   Depreciation and amortization                         100,970             93,566
   Research and development                              279,310                 --
                                                    ------------        -----------

                                                         763,987            309,645
                                                    ------------        -----------


Operating loss                                          (763,987)          (309,645)

Interest expense                                           3,538             35,090
                                                    ------------        -----------


Net loss                                            $   (767,525)       $  (344,735)
                                                    ============        ===========




Loss per share                                      $       (.08)       $      (.04)
                                                    ============        ===========



Weighted average number of shares outstanding       $ 10,057,367        $ 8,206,209
                                                    ============        ===========




                        See notes to financial statements

                          MOONLIGHT INTERNATIONAL CORP.
                           A Development Stage Company

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                              THREE MONTHS ENDED MARCH 31,
                                                                1997               1996
                                                                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $  (767,525)       $  (344,735)
   Depreciation and amortization                                100,970             93,566
   Advances to contractor                                       300,000                 --

   Changes in assets and liabilities:
     Prepaid expenses                                           (28,950)            (3,187)
     Accounts payable and accrued expenses                     (161,607)            61,473
     Other assets                                               (48,567)                --
                                                            -----------        -----------

         Net cash used in operating activities                 (605,679)          (192,883)
                                                            -----------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                           (73,878)          (615,405)
   Payments to licensor                                              --           (500,000)
                                                            -----------        -----------

         Net cash used in investing activities                  (73,878)        (1,115,405)
                                                            -----------        -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of loans to stockholders and others               (428,397)                --
   Net proceeds from issuance of common stock                 1,302,325          1,575,000
                                                            -----------        -----------

         Net cash provided by financing activities              873,928          1,575,000
                                                            -----------        -----------


Effect of exchange rate changes on cash                         (49,547)           (21,413)
                                                            -----------        -----------


Net increase in cash                                            144,824            245,299

Cash - beginning of period                                       23,210            102,650
                                                            -----------        -----------

Cash - end of period                                        $   168,034        $   347,949
                                                            ===========        ===========



Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                               $     1,073        $        --
                                                            ===========        ===========
     Income taxes                                           $     3,880        $        --
                                                            ===========        ===========

   Non-cash financing activities:
     Issuance of common stock to repay long-term debt       $   222,222        $        --
                                                            ===========        ===========


                        See notes to financial statements

                          MOONLIGHT INTERNATIONAL CORP.
                           A Development Stage Company

                                 MARCH 31, 1997
                                   (Unaudited)




Note 1   BASIS OF PRESENTATION

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

                  Certain financial information which is normally included in the financial statements prepared in accordance with generally accepted accounting principles, which is not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

                                PLAN OF OPERATION


Background

         As reported in the Company's Form 10-KSB for calendar year ended December 31, 1996, the Company discontinued all operations as related to its then commercial offset printing business in late October 1995 and all then officers and directors resigned. Such Form 10-KSB was not filed until June 1997.

         The Company's Plan of Operation for calendar year 1997 continues to revolve around those activities involving commercial applications of rights granted to it in accordance with license agreements entered into in November 1995 involving the "Moonlight Balloon".

         The Form 10-KSB for December 31, 1996 (as filed in June 1997) contains to the to the extent practicable, (amongst other matters) substantial information regarding current activities involving (a) such license agreements, terms and conditions thereof and mutual rights and obligations thereunder, (b) the Moonlight Balloon, its qualities, applications and summarized specifications and (c) certain recent agreements regarding ongoing efforts to commercialize the Moonlight Balloon, its technology and attributes through (i) an April 1996 license agreement with Golf Lite, Inc. - limited to golf course applications and
(ii) a July 1996 exclusive five year distributorship agreement (for Switzerland and Liechtenstein) with Carba Holding AG, a major German carbon gas and helium producer.

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

Consolidated Balance Sheet

         Total Assets of the Company at period ended March 31, 1997 were $5,510,056 with current assets amounting to $222,464 and with a substantial portion of such total assets being attributable to certain License agreements valued at $5,025,833 after net of accumulated amortization of $524,167.

         Total Current Liabilities of the Company at period ended March 31, 1997 were $279,016 all of which were short term liabilities.

         Working capital at March 31, 1997 was $(56,552) being attributable to cash of $168,034 and prepaid expenses and sundry current assets of $54,430 less accounts payable and accrued liabilities of $162,943, due to officers of $16,073, and a deposit to the licensee of $100,000.

         The functional currency of Moonlight SA (the Company's wholly owned Swiss subsidiary) is Swiss Francs. Gains and losses resulting from foreign currency transactions which are included in operations have been insignificant for all periods reported. However, the effects of exchange rate fluctuations on translating foreign currency assets and liabilities and results of operations from functional currency to Unites States dollars has been significant. The cumulative foreign currency translation adjustment (loss) to stockholders' equity at March 31, 1997 was $(79,257).

Consolidated Statements of Operations for the three months ended March 31, 1997 and March 31, 1996

         The Company did not have any revenues for either comparative quarters. Operating expenses for the quarter ended March 31, 1997 amounted to $763,987 as compared to $309,645 for the quarter ended March 31, 1996 - an increase of $454,342 while net losses (after taking into account interest expense during the comparative quarters) amounted to $767,525 for the quarter ended March 31, 1997 as compared to $344,735 for the quarter ended March 31, 1996. The aforesaid operating expense increase of $454,342 is primarily attributable to the fact that the Company incurred research and development operating expenses of $279,310 during the quarter ended March 31, 1997 while not having incurred any research and development expenses during the comparative quarter ended March 31, 1996. The secondary reason for the increase in operating expenses may be attributable to the fact that general and administrative expenses increased by $167,628.

Cash Requirements and Liquidity

         The Company has been able to satisfy its cash requirements and raise the necessary capital in order to finance its proposed growth through the sale and issuance of 2,032,200 shares of its common stock for an aggregate gross cash consideration of $6,092,306 (said sales having taken place during calendar year ended December 31, 1996). The shares of Company common stock referred to herein were sold in accordance with certain terms and conditions contained in Off-Shore Securities Subscription Agreements and, accordingly, were sold outside the U.S., not as a registered public offering but rather in reliance upon Regulation S of the General Rules and Regulations under the Securities Act of 1933.

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

         The Company sustained a significant loss during the year ended December 31, 1996 of close to $3,000,000 and as at such date its current liabilities exceeded its current assets by $520,330. Additionally, the Company sustained a further loss during the quarter ended March 31, 1997 of close to $768,000 and (as heretofore indicated) as at such date its current liabilities exceeded its current assets by $56,552. As indicated in the Company's Form 10-KSB for calendar year ended December 31, 1996, its auditor cited certain of these factors as creating an uncertainty as to the Company's ability to continue to operate as a going concern. If and when the need for additional funds arises, management anticipates (although no assurance can be given) that the Company will be able to finance and meet such requirements through such income as may be derived from commercial utilization of its license agreements. However, if sufficient revenues, if any, are not generated and if an unforeseen need arises management contemplates being able to satisfy same through debt and/or equity financing or through an as yet undetermined, if necessary, combination of debt and/or equity financing and/or bank loans.

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




Item 1.           Legal Proceedings -                            None

Item 2.           Changes in Securities -                        None

Item 3.           Defaults Upon Senior Securities -              None

Item 4.           Submission of Matters to a
                   Vote of Security Holders -                    None

Item 5.           Other Information -                            None

Item 6.           (a) Exhibits -                                 None

                  (b) Reports on Form 8-K as follows:

                  Form 8-K with date of report January 23, 1997 - filed February
                  7, 1997 Form 8-K with date of report February 19, 1997 - filed
                  March 3, 1997

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MOONLIGHT INTERNATIONAL CORP.


                                           /Werner Heim/
                                        By
                                            Werner Heim, President


Dated: June 26, 1997