Form 10QSB
period 1997-06-30
MOONLIGHT INTERNATIONAL CORP
filed 1997-10-01
CIK 945390

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[xx]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 0-26070

                         Moonlight International Corp..
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-3859185
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

18 Reynolds Street, E. Norwalk, Connecticut                        06855
(Address of principal executive offices)                         (Zip Code)

                                 (203) 854-1000
              (Registrant's telephone number, including area code)

c/o M. Walter Levine, 1 River Road, Cos Cob, Connecticut           06807
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [xx] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

The number of shares outstanding of each of the registrant's classes of common stock, as of September 25, 1997 is 10,563,200 shares, all of one class of $.0001 par value common stock.

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

                         MOONLIGHT INTERNATIONAL CORP.
                          A Development Stage Company

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash                                                         $   153,043
  Prepaid expenses and sundry current assets                       224,083
                                                               -----------
        Total current assets                                       397,126

Property and equipment, at cost, less
  accumulated depreciation of $21,960                              180,397

Licensing agreements, less accumulated
  amortization of $616,667                                       4,933,333

Other assets                                                        51,868
                                                               -----------

                                                               $ 5,562,724
                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                     $   190,278
  Due to officers                                                  150,991
  Deposit - licensee                                               100,000
                                                               -----------

        Total current liabilities                                  441,269
                                                               -----------

Stockholders' equity:
  Common stock, par value, $.0001;
   authorized - 25,000,000 shares;
   issued and outstanding - 10,563,200 shares                        1,057
  Additional paid-in capital                                     9,851,622
  Accumulated deficit                                             (461,353)
  Deficit accumulated during the development stage              (4,193,231)
  Foreign currency translation adjustment                          (76,640)
                                                               ------------

                                                                 5,121,455
                                                               -----------

                                                               $ 5,562,724
                                                               ===========

                       See notes to financial statements

                         MOONLIGHT INTERNATIONAL CORP.
                          A Development Stage Company

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                                           Inception
                                                                                                       (October 25, 1995)
                                               Six Months Ended June 30,  Three Months Ended June 30,         To
                                                    1997        1996           1997        1996          June 30, 1997
                                                    ----        ----           ----        ----        ------------------
REVENUES                                        $     --      $   --        $    --      $   --            $     --
                                                -----------   ---------     ----------   ---------         -----------

OPERATING EXPENSES:
  General and administrative                        595,028     390,522        211,321     174,443           2,029,698
  Depreciation and amortization                     201,940     202,509        100,970     108,943             652,748
  Research and development                          282,759       --             3,449       --              1,445,804
                                                -----------   ---------     ----------   ---------         -----------
                                                  1,079,727     593,031        315,740     283,386           4,128,250
                                                -----------   ---------     ----------   ---------         -----------

Operating loss                                   (1,079,729)   (593,031)      (315,740)   (283,386)         (4,128,250)

Interest expense                                      --         57,997          --         22,907              64,981
                                                -----------   ---------     ----------   ---------         -----------

Net loss                                        $(1,079,727)  $(651,028)    $ (315,740)  $(306,293)        $(4,193,231)
                                                ===========   =========     ==========   =========         ===========

Loss per share                                  $      (.10)  $    (.08)    $     (.03)  $    (.03)
                                                ===========   =========     ==========   =========

Weighted average number of shares outstanding    10,310,284   8,513,210     10,563,200   8,822,009
                                                ===========   =========     ==========   =========

                       See notes to financial statements
                                      F-2

                         MOONLIGHT INTERNATIONAL CORP.
                          A Development Stage Company

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                                                 Inception
                                                                                             (October 25, 1995)
                                                           Six Months Ended June 30,                 To
                                                             1997              1996            June 30, 1997
                                                             ----              ----          ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ............................................. $(1,079,727)        $  (651,028)       $(4,193,231)
  Depreciation and amortization ........................     201,940             202,509            652,748
  Advances to contractor ...............................     300,000               --                 --

  Changes in assets and liabilities:
    Prepaid expenses ...................................    (218,603)             (6,667)          (244,083)
    Accounts payable and accrued expenses ..............    (134,272)            138,205             83,877
    Other assets .......................................     (12,360)              --               (58,589)
                                                         -----------         -----------        -----------
      Net cash used in operating activities ............    (943,022)           (317,181)        (3,759,278)
                                                         -----------         -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ...................     (89,061)           (704,278)          (209,757)
  Payments to licensor .................................       --             (1,300,000)        (2,900,000)
                                                         -----------         -----------        -----------
      Net cash used in investing activities ............     (89,061)         (2,004,278)        (3,109,757)
                                                         -----------         -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (repayment) of loans to
    stockholders and others ...........................     (293,479)             48,000            373,213
  Net proceeds from issuance of common stock ..........    1,502,325           2,487,485          6,725,505
                                                         -----------         -----------        -----------
      Net cash provided by financing activities .......    1,208,846           2,535,485          7,098,718
                                                         -----------         -----------        -----------

Effect of exchange rate changes on cash ...............      (46,930)            (77,740)           (76,640)
                                                         -----------         -----------        -----------

Net increase in cash ..................................      129,833             136,286            153,043

Cash - beginning of period ............................       23,210             102,650              --
                                                         -----------         -----------        -----------

Cash - end of period ..................................  $   153,043         $   228,936        $   153,043
                                                         ===========         ===========        ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest ..........................................  $     1,073         $     --           $     1,073
                                                         ===========         ==========         ===========
    Income taxes ......................................  $     3,880         $     --           $     3,880
                                                         ===========         ==========         ===========

  Non-cash financing activities:
    Issuance of common stock to repay long-term debt ..  $   222,222         $     --           $   222,222
                                                         ===========         ==========         ===========


                       See notes to financial statements

                         MOONLIGHT INTERNATIONAL CORP.
                          A Development Stage Company

                                 JUNE 30, 1997
                                  (Unaudited)





Note 1 BASIS OF PRESENTATION

         The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are necessarily indicative of a full year.

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

         The Company's Plan of Operation for calendar year 1997 continues to revolve around those activities involving commercial applications of its "Moonlight Balloon" as heretofore described in Form 10-KSB for calendar year ended December 31, 1996.

Quarter Ended June 30, 1997 and Thereafter

         During the most recently concluded quarter and continuing up to the present time, the Company has been engaged in certain material and relevant disputes with is two licensors and certain of their representatives. The Company firmly believes that it has met its contractual, and in particular extensive monetary (and other) commitments under such License Agreements and in fact retains documentary proof that it has met all monetary payments called for pursuant to the terms of the License Agreements, which payments exceed $3,000,000. Further, management of the Company is of the firm belief that such licensors have failed to abide by their respective obligations and responsibilities and by virtue of having breached such Agreements have caused the Company to suffer loss of substantial business opportunities to date.

         The Company has provided such licensors and their representatives with written demand and notice that it expects complete and proper performance to commence in accordance with all representations and warranties contained in the aforesaid License Agreements and has further demanded that such proper performance commence forthwith (and no later than October 10, 1997). In the event that this matter is not susceptible to resolution to the complete satisfaction of the Company and its management and the corresponding benefit to the Company's shareholders, then in that event management is actively considering (in conjunction with retained Swiss counsel) various legal remedies available to it in order to protect the Company's interests.

         In the interim and for the foreseeable future the Company intends to concentrate its efforts to activities within the United States and most particularly the Northeastern sector thereof utilizing the talents and abilities of its current Chief Financial Officer and Secretary-Treasurer, who assumed such positions in April 1997 and who has been able to make substantial inroads on behalf of the Company since such date with expectation that same may result in future Company sales of its products with corresponding profits.

Consolidated Balance Sheet

         Total Assets of the Company at period ended June 30, 1997 were $5,562,724 with current assets amounting to $397,126 and with a substantial portion of such total assets being attributable to certain License agreements valued at $4,933,333 after net of accumulated amortization of $616,667.

         Total Current Liabilities of the Company at period ended June 30, 1997 were $441,269 all of which were short term liabilities.

         Working capital at June 30, 1997 was $(44,143) being attributable to cash of $153,043 and prepaid expenses and sundry current assets of $244,083 less accounts payable and accrued liabilities of $190,278, due to officers of $150,991, and a deposit to the licensee of $100,000.

         The functional currency of the Company's wholly owned subsidiaries is Swiss Francs. Gains and losses resulting from foreign currency transactions which are included in operations have been insignificant for all periods reported. However, the effects of exchange rate fluctuations on translating foreign currency assets and liabilities and results of operations from functional currency to Unites States dollars has been significant. The cumulative foreign currency translation adjustment (loss) to stockholders' equity at June 30, 1997 was $(76,640).

Comparative Consolidated Statements of Operations for the three months ended June 30, 1997 and June 30, 1996

         The Company did not have any revenues for either comparative quarters. Operating expenses for the quarter ended June 30, 1997 amounted to $315,740 as compared to $283,396 for the quarter ended June 30, 1996 - an increase of $32,354 while net losses (after taking into account interest expense (if any) during the comparative quarters) amounted to $315,740 for the quarter ended June 30, 1997 as compared to $306,293 for the quarter ended June 30, 1996. The aforesaid operating expense increase of $32,354 is primarily attributable to the fact that general and administrative expenses increased by $36,878.

Comparative Consolidated Statements of Operations for the six months ended June 30, 1997 and June 30, 1996

         The Company did not have any revenues for either comparative periods. Operating expenses for the six month period ended June 30, 1997 amounted to $1,079,727 as compared to $593,031 for the six month period ended June 30, 1996
- an increase of $486,696 while net losses (after taking into account interest expense (if any) during the comparative periods) amounted to $1,079,727 for the six month period ended June 30, 1997 as compared to $651,028 for the six month period ended June 30, 1996. The aforesaid operating expense increase of $486,696 is primarily attributable to the fact that the Company incurred research and development operating expenses of $282,759 during the six month period ended June 30, 1997 while not having incurred any research and development expenses during the comparative six month period ended June 30, 1996. The secondary reason for the increase in operating expenses may be attributable to the fact that general and administrative expenses increased by $204,506.

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

         During the quarter ended June 30, 1997 the Company did not sell any additional shares of its common stock nor engage in any equity and/or debt financing.

         The Company sustained a significant loss during the year ended December 31, 1996 of close to $3,000,000 and as at such date its current liabilities exceeded its current assets by $520,330. Additionally, the Company sustained a further loss during the six month period ended June 30, 1997 of in excess of $1,000,000 and as at such date its current liabilities exceeded its current assets by $44,143. As indicated in the Company's Form 10-KSB for calendar year ended December 31, 1996, its auditor cited certain of these factors as creating an uncertainty as to the Company's ability to continue to operate as a going concern. If and when the need for additional funds arises, management anticipates (although no assurance can be given) that the Company will be able to finance and meet such requirements through such income as may be derived from commercial utilization of its products. However, if sufficient revenues, if any, are not generated and if an unforeseen need arises management contemplates being able to satisfy same through debt and/or equity financing or through an as yet undetermined, if necessary, combination of debt and/or equity financing and/or bank loans.

         Management does not currently anticipate any further expenditures of significant sums for product research and development nor does it currently expect (a) to purchase or sell any plant or significant equipment or (b) to significantly increase or change the number of its current employees.

                                     PART II




Item 1.  Legal Proceedings -                                             None *

Item 2.  Changes in Securities -                                         None

Item 3.  Defaults Upon Senior Securities -                               None

Item 4.  Submission of Matters to a
         Vote of Security Holders -                                      None

Item 5.  Other Information -                                             None

Item 6.  (a) Exhibits -                                                  None

         (b) Reports on Form 8-K                                         None



* Excepting for potential proceedings in the event that ongoing disputes with Company licensors (and related parties) cannot be resolved to management's satisfaction within a reasonable period of time. See "Plan of Operation - Quarter Ended June 30, 1997 and Thereafter".

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MOONLIGHT INTERNATIONAL CORP.



                                    By /s/ M. Walter Levine
                                      ----------------------------
                                      M. Walter Levine, Secretary

Dated: September 30, 1997