Form 10QSB
period 1997-09-30
MOONLIGHT INTERNATIONAL CORP
filed 1997-12-08
CIK 945390

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549
                                     FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended          SEPTEMBER 30, 1997
                              --------------------------------------------------
                                          or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------   -------------------------

Commission File Number:                     0-26070
                      ----------------------------------------------------------

                            MOONLIGHT INTERNATIONAL CORP.
--------------------------------------------------------------------------------
                  (Exact name of issuer as specified in its charter)

           DELAWARE                                            13-3859185
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

18 REYNOLDS STREET, NORWALK, CONNECTICUT                           06855
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                    (203) 854-1000
--------------------------------------------------------------------------------
                   (Issuer's telephone number, including area code)


--------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                           if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          [xx] Yes    [  ] No

                        APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date:   10,563,200 shares, all of one
class of $.0001 par value common stock.

                              ITEM 2. PLAN OF OPERATION

BACKGROUND

    As reported in the Company's Form 10-KSB for calendar year ended December 31, 1996, the Company discontinued all operations as related to its then commercial offset printing business in late October 1995 and all then officers and directors resigned. Such Form 10-KSB was not filed until June 1997.

    The Company's Plan of Operation for calendar year 1997 continues to revolve around those activities involving commercial applications of its "Moonlight Balloon" as heretofore described in the Company's Form 10-KSB for calendar year ended December 31, 1996.

CASH REQUIREMENTS AND LIQUIDITY

    The Company has been able to satisfy its cash requirements and raise the necessary capital in order to finance its proposed growth through the sale and issuance of 2,032,200 shares of its common stock (the "Shares") for an aggregate gross cash consideration of $6,092,306 (said sales having taken place during calendar year ended December 31, 1996). The Shares referred to herein were sold in accordance with certain terms and conditions contained in Off-Shore Securities Subscription Agreements and, accordingly, were sold outside the U.S., not as a registered public offering but rather in reliance upon Regulation S ("Reg S") of the General Rules and Regulations under the Securities Act of 1933.

    To further satisfy its aforesaid cash requirements, during the first quarter of 1997 the Company issued an additional 775,000 Shares for an aggregate gross cash consideration of $1,531,250. The Company also issued an additional 176,000 Shares in order to convert existing Company debt of Sfr$300,000 (approximately US$222,000) into equity. The transactions referred to herein were similarly conducted in reliance upon Reg S and reported in Forms 8-K dated January 23, 1997 and February 19, 1997, respectively.

    During the quarter ended September 30, 1997 the Company issued an additional 2,598,166 Shares for an aggregate gross cash consideration of $779,450.00. This transaction was similarly conducted in reliance upon Reg S and reported on Form 8-K dated October 3, 1997.

    The Company sustained a significant loss during the year ended December 31, 1996 of approximately $3,000,000 and as at such date its current liabilities exceeded its current assets by $520,330. Additionally, the Company sustained a further loss during the nine month period ended September 30, 1997 of in excess of $1,400,000. As indicated in the Company's Form 10-KSB for calendar year ended December 31, 1996, its auditor cited certain of these factors as creating an uncertainty as to the Company's ability to continue to operate as a going concern. If and when the need for additional funds arises, management anticipates (although no assurance can be given) that the Company will be able to finance and meet such requirements through such income as may be derived from commercial utilization of its products. However, if sufficient revenues are not generated, and if an unforeseen need arises management contemplates being able to satisfy same through debt and/or equity financing or through an as yet undetermined, if necessary, combination of debt and/or equity financing and/or bank loans.


    Management does not currently anticipate any further expenditures of significant sums for product research and development nor does it currently expect (a) to purchase or sell any plant or significant equipment or (b) to significantly increase or change the number of its current employees other than the hiring of additional employees in order to commence production on or about December 1997.

CONSOLIDATED BALANCE SHEET

    Total Assets of the Company at period ended September 30, 1997 were $5,944,903 with current assets amounting to $866,509 and with a substantial portion of such total assets being attributable to certain license agreements valued at $4,840,833 after net accumulated amortization of $616,667.

    Total Current Liabilities of the Company at period ended September 30, 1997 were $417,337 all of which were short term liabilities.

    Working capital at September 30, 1997 was $449,172 being attributable to cash of $797,837 and prepaid expenses and sundry current assets of $68,672 less accounts payable and accrued liabilities of $250,801, due to officers of $66,536 and a deposit to a licensee of $100,000.

    The functional currency of the Company's wholly owned subsidiaries is Swiss Francs. Gains and losses resulting from foreign currency transactions which are included in operations have been insignificant for all periods reported. However, the effects of exchange rate fluctuations on translating foreign currency assets and liabilities and results of operations from functional currency to Unites States dollars has been significant. The cumulative foreign currency translation adjustment (loss) to stockholders' equity at September 30, 1997 was ($71,849).

COMPARATIVE CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

    The Company did not have any revenues for either comparative quarters. Operating expenses for the quarter ended September 30, 1997 amounted to $376,790 as compared to $423,424 for the quarter ended September 30, 1996, a decrease of $46,634 while net losses (after taking into account interest expense (if any) during the comparative quarters) amounted to $376,790 for the quarter ended September 30, 1997 as compared to $436,728 for the quarter ended September 30, 1996. The aforesaid operating expense decrease of $46,634 is primarily attributable to the fact that depreciation and amortization expenses decreased by $68,002.

COMPARATIVE CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

    The Company did not have any revenues for either comparative periods. Operating expenses for the nine month period ended September 30, 1997 amounted to $1,456,517 as compared to $1,016,455 for the nine month period ended September 30, 1996, an increase of $440,062 while net losses (after taking into account interest expense (if any) during the comparative periods) amounted to $456,517 for the nine month period ended September 30, 1997 as compared to $1,087,756 for the nine month period ended September 30, 1996. The aforesaid operating expense increase of $440,062 is primarily attributable to the fact that the Company incurred research and development operating expenses of $282,759 during the nine month period ended September 30, 1997 while not having incurred any research and development expenses during the comparative nine month period ended September 30, 1996. The secondary reason for the increase in operating expenses may be attributable to the fact that general and administrative expenses increased by $225,874 due to the additional cost associated with establishing the assembly facility and general administration offices as well as staffing said facility.

                             PART II.  OTHER INFORMATION

                         ITEM 1.  LEGAL PROCEEDINGS  -  None*

* Excepting for potential proceedings in the event that ongoing disputes with Company licensors (and related parties) cannot be resolved to management's satisfaction within a reasonable period of time. See Part II, Item 5 "Other Information".

                              ITEM 5.  OTHER INFORMATION

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

    The Company has provided such licensors and their representatives with written demand and notice that it expects complete and proper performance to commence in accordance with all representations and warranties contained in the aforesaid License Agreements and has further demanded that such proper performance commence forthwith (and no later than October 10, 1997). In the event that this matter is not susceptible to resolution to the complete satisfaction of the Company and its management and the corresponding benefit to the Company's shareholders, management is actively considering (in conjunction with retained Swiss cousel) various legal remedies available to it in order to protect the Company's interests.

    In the interim and for the foreseeable future the Company intends to concentrate its efforts to activities within the United States and most particularly the Northeastern sector thereof utilizing the talents and abilities of its current Chief Financial Officer and Secretary-Treasurer, who assumed such positions in April 1997 and who has been able to make substantial inroads on behalf of the Company since such date with expectation that same may result in future Company sales of its products with corresponding profits. The Company has established an assembly facility and anticipates the commencement of its operations in or about December 1997. The Company is currently in the process of establishing national sales representation in the United States.

ITEM 6.  (a)  Exhibits

              27 - Financial Data Schedule

         (b)  Reports on Form 8-K

    On October 3, 1997 the Company filed its Report on Form 8-K reporting the issuance of 2,598,166 Shares for an aggregate gross cash consideration of $779,450.00 as set forth in Part I, Item 2 above.


                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             MOONLIGHT INTERNATIONAL CORP.



                             By:  /s/ M. Walter Levine
                                -----------------------------------
                                M. Walter Levine, Secretary

Dated: December 5, 1997

                            PART I.  FINANCIAL INFORMATION
                            ITEM 1.  FINANCIAL STATEMENTS

                            MOONLIGHT INTERNATIONAL CORP.
                             A DEVELOPMENT STAGE COMPANY
                              CONSOLIDATED BALANCE SHEET
                                  SEPTEMBER 30, 1997
                                     (UNAUDITED)

                                        ASSETS
                                        ------
CURRENT ASSETS:
    Cash                                                    $  797,837
    Prepaid expenses and sundry current assets                  68,672
                                                           -----------

         Total current assets                                  866,509

Property and equipment, at cost, less
    accumulated depreciation of $21,960                        186,321

Licensing agreements, less accumulated
    amortization of $616,667                                 4,840,833

Other assets                                                    51,240
                                                           -----------

                                                           $ 5,944,903
                                                           ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities               $   250,801
    Due to officers                                             66,536
    Deposit - licensee                                         100,000
                                                           -----------

         Total current liabilities                             417,337
                                                           -----------

STOCKHOLDERS' EQUITY:
    Common stock, par value, $.0001;
      authorized - 25,000,000 shares;
      issued and outstanding - 10,563,200 shares                 1,317
    Additional paid-in capital                              10,629,472
    Accumulated deficit                                       (461,353)
    Deficit accumulated during the development stage        (4,570,021)
    Foreign currency translation adjustment                    (71,849)
                                                           -----------

                                                             5,527,566
                                                           -----------

                                                           $ 5,944,903
                                                           ===========

                                           MOONLIGHT INTERNATIONAL CORP.
                                             A DEVELOPMENT STAGE COMPANY
                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (UNAUDITED)

                                           NINE MONTHS ENDED               THREE MONTHS ENDED           INCEPTION
                                             SEPTEMBER 30,                    SEPTEMBER 30,         (OCTOBER 25, 1995)
                                                                                                            TO
                                          1997             1996            1997            1996     SEPTEMBER 30, 1997
                                          ----             ----            ----            ----     ------------------
REVENUES                             $          -     $          -    $          -    $          -    $          -
                                     ------------     ------------    ------------    ------------    ------------

OPERATING EXPENSES:
   General and administrative             870,848          644,974         275,820         254,452       2,305,518
   Depreciation and amortization          302,910          371,481         100,970         168,972         753,718
   Research and development               282,759                -               -               -       1,445,804
                                     ------------     ------------    ------------    ------------    ------------
                                        1,456,517        1,016,455         376,790         423,424       4,505,040
                                     ------------     ------------    ------------    ------------    ------------

Operating loss                         (1,456,517)      (1,016,455)       (376,790)       (423,424)     (4,505,040)

Interest expense                                -           71,301               -          13,304          64,981
                                     ------------     ------------    ------------    ------------    ------------

Net loss                             $ (1,456,517)    $ (1,087,756)   $   (376,790)   $   (436,728)    $(4,570,021)
                                     ============     ============    ============    ============     ===========

Loss per share                       $       (.14)    $       (.12)   $       (.04)   $       (.05)
                                     ============     ============    ============    ============

Weighted average number of shares
outstanding                            10,444,027        8,768,118      10,704,405       9,272,385
                                     ============     ============    ============    ============

                                           MOONLIGHT INTERNATIONAL CORP.
                                            A Development Stage Company
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Unaudited)

                                                         NINE MONTHS ENDED SEPTEMBER 30,         INCEPTION
                                                                                            (OCTOBER 25, 1995)
                                                                                                    TO
                                                             1997             1996          SEPTEMBER 30, 1997
                                                             ----             ----          ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $  (1,456,517)    $  (1,087,756)       $ (4,570,021)
 Depreciation and amortization                              302,910           371,481             753,718
 Advances to contractor                                     300,000                 -                   -

 Changes in assets and liabilities:
  Prepaid expenses                                          (43,192)          (25,255)            (68,672)
  Accounts payable and accrued expenses                     (73,749)          207,021             145,029
  Other assets                                              (11,732)                -             (58,589)
  Deposit - Licensee                                              -           100,000                   -
                                                      -------------     -------------        ------------
   Net cash used in operating activties                    (982,280)         (434,509)         (3,798,535)
                                                      -------------     -------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                        (103,456)       (1,278,490)           (224,152)
 Payments to licensor                                             -        (2,800,000)         (2,900,000)
                                                      -------------     -------------        ------------
  Net cash used in investing activities                    (103,456)       (4,078,490)         (3,124,152)
                                                      -------------     -------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds (repayment) of loans to
  stockholders and others                                  (377,934)                -             288,758
 Net proceeds from issuance of common stock               2,280,435         4,728,680           7,503,615
                                                      -------------     -------------        ------------
  Net cash provided by financing activities               1,902,501         4,728,680           7,792,373
                                                      -------------     -------------        ------------

Effect of exchange rate changes on cash                     (42,138)         (113,859)            (71,849)
                                                      -------------     -------------        ------------

Net increase in cash                                        774,627           101,822             797,837
                                                      -------------     -------------        ------------

Cash - beginning of period                                   23,210           102,650                   -
                                                      -------------     -------------        ------------

Cash - end of period                                  $     797,837     $     204,472        $    797,837
                                                      =============     =============        ============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                            $       1,073     $           -        $      1,073
                                                      =============     =============        ============
  Income taxes                                        $       3,880     $           -        $      3,880
                                                      =============     =============        ============

 Non-cash financing activities:
  Issuance of common stock to repay long-term debt    $     222,222     $           -        $    222,222
                                                      =============     =============        ============

                           MOONLIGHT INTERNATIONAL CORP.
                            A Development Stage Company

                                 SEPTEMBER 30, 1997
                                    (Unaudited)



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